Form 10-K
period 1993-12-31
RELIANCE ELECTRIC CO/DE
filed 1994-03-03
CIK 814331

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
    (MARK ONE)

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1993
                                       OR
        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to
                         Commission file number 1-10404

                           RELIANCE ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                                    Delaware
               -------------------------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                    6065 Parkland Boulevard, Cleveland, Ohio
               -------------------------------------------------
                    (Address of principal executive offices)
                                   34-1538687
               -------------------------------------------------
                                (I.R.S. Employer
                              Identification No.)

                                   44124-6106
               -------------------------------------------------
                                   (Zip Code)

       Registrant's telephone number, including area code: (216) 266-5800

          Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
                 Title of each class                            on which registered
   ----------------------------------------------------------------------------------------------
                Class A Common Stock,                         New York Stock Exchange
              par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 28, 1994, the registrant had 32,886,289 shares of Class A voting Common Stock, 3,161,032 shares of Class B non-voting Common Stock and 5,250,000 shares of Class C non-voting Common Stock outstanding. As of that date, the aggregate market value of the shares of Class A voting Common Stock held by non-affiliates was $518,340,610 (based upon the closing price of $17.25 per share of Class A Common Stock on the New York Stock Exchange on February 28,
1994). For purposes of this calculation, the registrant deems the 2,837,558 shares of Class A Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock held by affiliates. There is no established public trading market for the non-voting Class B Common Stock and non-voting Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 21, 1994 are incorporated by reference into Part III of this Form 10-K Annual Report.

     Except as otherwise stated, the information contained in this Form 10-K Annual Report is as of December 31, 1993.

- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS; ITEM 2. PROPERTIES; AND ITEM 3. LEGAL PROCEEDINGS.

                                  THE COMPANY

     Reliance Electric Company (the "Company" or "Reliance") was organized in December 1986 as a Delaware corporation by a group of investors including senior management of the Company for the purpose of acquiring the Company's predecessor from Exxon Corporation ("Exxon"). A predecessor of the Company, originally formed in 1904, had been acquired by Exxon in 1979. As used herein, the terms "Company" or "Reliance" mean Reliance Electric Company, its subsidiaries and investments, and the business activities of its predecessor, unless the context otherwise indicates. The Company's executive offices are located at 6065 Parkland Boulevard, Cleveland, Ohio 44124-6106, and its telephone number is
(216) 266-5800.

RECAPITALIZATION TRANSACTIONS

     The Company completed several recapitalization transactions during 1993. In April 1993, the Company issued $150 million in principal amount of ten year 6.8% notes, after registering $200 million of debt securities under the Securities Act of 1933. Net proceeds of approximately $149 million were applied to reduce indebtedness outstanding under the Company's former Term Loan and Revolving Credit Facility (the "Former Facility").

     Also in April 1993, the Company entered into a New Competitive Advance and Revolving Credit Facility (the "New Credit Facility"), borrowed $209 million under the New Credit Facility and applied these proceeds to repay the remaining indebtedness outstanding under the Former Facility. The Former Facility was then terminated.

     For a description of the material terms of the New Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" included herein at Exhibit 99.3.

                                    BUSINESS

     Reliance is a U.S.-based manufacturer of industrial motors and related controls, generators, transformers, mechanical power transmission products and systems, and telecommunications equipment. Reliance is organized into two business segments: Industrial and Telecommunications. For additional information regarding the amounts of the Company's net sales, earnings and identifiable assets attributable to each such business segment during the three years ended December 31, 1993, see Note 16 to the Consolidated Financial Statements of the Company included herein at Exhibit 99.4.

INDUSTRIAL

     Reliance's Industrial segment, with net sales of $1,172 million, or approximately 73% of the Company's total net sales in 1993, designs, manufactures, markets and services a broad range of products and provides related services to a variety of industries. Its four operating groups are Electrical, Mechanical, North American Transformer and Motion Control. Each group has its own manufacturing, marketing and administrative operations. Because the Electrical, Mechanical and Motion Control Groups sell to customers in similar industries, the Company is able to offer these customers a comprehensive line of products and systems designed to meet a wide range of their needs.

   ELECTRICAL GROUP

     Overview. The Electrical Group designs, manufactures, sells and services industrial motors, generators, electrical variable speed drives, engineered drive systems, and industrial control products throughout the world. The Electrical Group is organized into three U.S. product divisions and two international divisions. The organization of each of its domestic business divisions is configured around a logical family of products targeted to the specific served markets. While the divisions are decentralized, interaction among them is fostered by a combined force of approximately 425 domestic sales engineers and support personnel and a service organization providing field technical services, aftermarket parts, customer training, and electronic and motor repair services. The two electrical international divisions are Europe and the rest of the world outside of North America. Coordination also is enhanced by the Company's research and development "Centers of Excellence" located in the United States, Switzerland and Japan.

     The Electrical Group is headquartered in Euclid, Ohio, with 20 manufacturing facilities located in: Euclid, Ohio; Ashtabula, Ohio; Bogart, Georgia; Cuyahoga Heights, Ohio; Athens, Georgia (two); Gainesville, Georgia; Madison, Indiana; Mankato, Minnesota; Kings Mountain, North Carolina; Sydney and Melbourne, Australia; Sao Paulo, Brazil; Stratford, Ontario, Canada; Kempen and Krefeld, Germany; Yokohama, Japan (a 45% Company-owned venture); Seoul, Korea; Dierikon, Switzerland; and Telford, United Kingdom. The Electrical Group also serves its customers through eight regional engineering locations, 19 service facilities and 20 parts depots.

     Markets and Products. Process industries are the primary markets for Reliance's electrical products. The Electrical Group serves customers in the metals, mining, pulp and paper, plastics, petrochemical, flat glass, food, utilities, water treatment, textile and the heating, ventilation and air conditioning industries, as well as specialized naval and shipping applications. Reliance's strategy is to compete on the basis of product differentiation, reliability and quality, and attentive customer service. The majority of the Electrical Group's sales is made to original equipment manufacturers ("OEMs") and end-users. Reliance complements these direct sales by the use of a network of independent distributors who typically carry products for more standard applications.

     A description is set forth below of the operating divisions and their competitors.

     INDUSTRIAL MOTORS. From its inception, Reliance has been a manufacturer of industrial motors. The Industrial Motors division provides a full range of AC motors with particular focus in the fractional to 500 horsepower ("hp") range. The Company's strategy with regard to its industrial motors is to integrate the manufacture of its motors with specific custom designs and to provide reliable and expedient delivery. For example, a motor manufacturing plant in Bogart, Georgia has significantly reduced manufacturing times for custom-designed motors. The Industrial Motors division recently introduced a new line of energy efficient motors called the E-Master product line. This product line was designed specifically to meet the Energy Policy Act. In addition, Reliance has recently been announced as a Charter Partner of the motor challenge program sponsored by the United States Department of Energy. Significant competitors of this division include Baldor, Emerson Electric, General Electric and Siemens.

     ENGINEERED MOTORS AND GENERATORS. The Engineered Motors and Generators division designs and manufactures customized large AC (500 to 15,000 hp) and large DC (500 to 3,500 hp) motors, including mining and hermetic motors, at facilities in Kings Mountain, North Carolina and Stratford, Ontario, Canada. These motors are manufactured to customer specifications and require substantial customer interaction throughout manufacturing and delivery. Successful recent developments include large AC motors in totally enclosed, water cooled and weather protected enclosures. Motors with higher efficiencies and lower noise levels also have been developed. Specialty medium motors, including variable speed AC (5 to 500 hp) and DC ( 1/8 to 500 hp) submersible, nuclear, navy, mining and hermetic motors are produced in facilities in Gainesville, Georgia, Ashtabula, Ohio and Euclid, Ohio. As in the other Electrical Group divisions, Reliance's strategy is to provide its customers with premium components and systems for standard and custom applications. Significant competitors in this division include General Electric, MagneTek, Siemens and Westinghouse.

     The Engineered Motors and Generators division includes the Kato Engineering business which produces synchronous generators and motors in sizes up to 13 megawatts. New product developments have focused on larger sizes of generators and generators for special locomotive, mining and prime power applications. Kato Engineering's major competitors include Ideal Electric, Leroy Somer, MagneTek and Marathon.

     North American Service Centers in 19 locations provide after-market support for Electrical Group products. They have responsibility for on-site services, equipment repairs and parts. Significant competitors include Eastern Electric, General Electric, MagneTek and independent service shops.

     DRIVES AND SYSTEMS. The Drives and Systems division combines adjustable speed electric drive capabilities of its VS Drives business and controls capabilities of its industrial controls business. This division uses competencies in the design, manufacture and application of standard drives, motion control and industrial control products to supply customer solutions for increased productivity. Products include a broad line of AC (inverter), DC and Motion Control drives ranging from fractional to 2,000 hp. These products are sold for various customer applications throughout the world with an increasing emphasis on global designs. The division designs its products to be "configurable," allowing digital drives to be adapted and incorporated on a custom basis from standard products in a wide variety of applications and industries. Allen Bradley (Rockwell International), Emerson Electric, MagneTek and Siemens are significant competitors in both AC and DC drives.

     The Drives and Systems business combines Reliance's expertise in motors, drives and controls, and markets this combination to a variety of process industry users. Reliance's focus in this division is on product integration, project management and application engineering capabilities. This approach has resulted in business particularly within the pulp and paper, and metals industries. The Drives and Systems division's design capabilities have enabled users to integrate Reliance products with other manufacturers' products into Reliance systems. Project management focuses on consulting with customers with regard to plant layout, and installation and repair efficiency. Project management follows through with fully tested, rapid start-up and post commissioning service and training. Application engineers provide specific industry expertise to maximize custom production through the application of the proper digital controls and motors tailored to individual process lines. Reliance competes primarily with ABB, Allen Bradley, General Electric and Siemens in its Drives and Systems business.

     The Drives and Systems division also designs and manufactures logic controllers used to control a wide variety of manufacturing processes. The AutoMate controller and AutoMax controller provide customers with precise industrial control. These two lines of controllers are integral parts of the Electrical Group's overall Drive Systems business. The Company's strategy is to establish the integration potential of Reliance's controls with drive products to increase productivity in various manufacturing processes. Significant competitors include Allen Bradley, General Electric, Modicon (AEG) and Siemens.

     EUROPE. The Europe division develops, designs, manufactures, markets and services AC and DC drives, drive systems, motors and alternators. This division serves a broad range of industries including power generation, marine, metals, paper, textile, converting, plastic and food.

     Significant competitors with this division are ABB, AEG, Cegelec, Siemens and a large number of companies located in other countries.

     INTERNATIONAL. The International division concentrates on the Asian Pacific and South American markets with fully owned affiliate plants in Brazil and Australia and joint ventures in Japan and Korea. Approximately half the sales are exports from North American operations and the remainder are sold, engineered and produced in the affiliate operations. The affiliates produce drive systems combining Reliance expertise and components in motors, drives, controls and application know-how to serve a broad variety of process industry users.

     The joint venture operation in Japan develops and manufactures AC (inverter), DC and Motion Control drives ranging from fractional to 220 kilowatts. A large portion of these products are sold to Japanese OEM's and industrial users. Selected products also are produced for Reliance's worldwide operations.

     Reliance competes primarily with ABB, Allen Bradley, General Electric, Siemens, Toshiba and Yaskawa in the full spectrum of Reliance's product mix in Asia. In South America the primary competitors are ABB and Siemens.

   MECHANICAL GROUP

     Overview. The Mechanical Group, portions of which have been in operation since 1878 (Reeves), designs, manufactures and sells mechanical power transmission products primarily under the Dodge, Reeves and Master brand names. The Mechanical Group is organized around three principal product areas: (i) mounted bearings, (ii) enclosed gearing and mechanical adjustable speed drives and (iii) drive components, couplings and electric clutch brakes. The Mechanical Group's three divisions use an integrated approach to sales and marketing, and share a common distribution channel. The Mechanical Group markets most of its products through a network of distributors and the balance through direct sales. Reliance has established a distributor network with over 200 distributors having approximately 1,400 branch outlets.

     The Mechanical Group works closely with its customers to enhance service. For example, it markets electronic software to both OEM customers and distributors. This software enables customers to enter specifications for applications and order parts directly from the Mechanical Group via electronic data interchange. In addition, the Mechanical Group has computerized application and selection programs for its customers which detail methods of writing specifications, installation and product use. The Mechanical Group was the recipient of the Power Transmission Distributors Association 1993 Trailblazer Award for customer service excellence.

     The Mechanical Group is headquartered in Greenville, South Carolina, and has nine manufacturing facilities located in: Greenville, South Carolina; Belton, South Carolina; Rogersville, Tennessee; Asheville, North Carolina; Mishawaka, Indiana; Columbus, Indiana (two); Seattle, Washington; and Guadalajara, Mexico. The Mechanical Group operates eight major distribution centers in the United States.

     Markets and Products. The Mechanical Group distinguishes itself in the mechanical power transmission market by providing products which are used in a wide variety of industrial applications, and by providing technical support to the distributor and end-user. The Mechanical Group has focused its efforts on developing and improving engineering and manufacturing capabilities. The primary end-users of the Mechanical Group's products are process industries, such as aggregates and mining, food, packaging, air and unit handling, and waste water. The Mechanical Group's sales are primarily in the United States and Canada.

     A description of the Mechanical Group's products and major competitors within its three principal product areas are as follows:

     BEARINGS. The Bearings division manufactures mounted bearings, including ball, roller, sleeve and Sleevoil bearings. Reliance does not participate in the market for "naked" bearings, i.e., bearings without mountings. In 1993, Dodge introduced its new mounted spherical roller bearing family, providing features most requested by customers, such as patented seals, cast closed-end housings, corrosion resistant coatings, the highest load ratings in the world and electronic monitoring capabilities. The Mechanical Group's largest customers for mounted bearings and conveyor components are companies in the unit handling, bulk material handling and air handling industries. Significant competitors in this market include EPT (division of Emerson Electric), Rexnord (a subsidiary of BTR) and Torrington/FAFNIR (a subsidiary of Ingersoll-Rand).

     ENCLOSED GEARING AND MECHANICAL ADJUSTABLE SPEED DRIVES. The Gearing division produces four major gear products, including Dodge torque arm reducers, parallel gear boxes, right angle gear boxes and the Reeves mechanical adjustable speed devices. Each product line may be sold separately or in an integrated system. The flagship product of this division is the Dodge Torque-Arm shaft mounted reducer. The Company believes that direct mounting of this reducer to driven shafts through a hollow output bore can result in considerable cost savings and flexibility for the customer. In 1992, the Company introduced a compact and efficient concentric parallel reducer, the Dodge Maxum reducer. Right angle reducers include worm gears and worm helical combinations. The Reeves Motodrive is a motorized enclosed variable pitch belt drive coupled with a speed reducer. The Motodrive provides variable speed capability in more difficult constant torque applications where high starting torque is required or overload service factor is required. The Mechanical Group's mechanical adjustable speed drives are built to provide simple maintenance requirements for the user. Significant competitors include Boston Gear, Falk (a division of Sunstrand) and SEW Eurodrives.

     DRIVE COMPONENTS AND ELECTRIC CLUTCH BRAKES. The Drive Components division produces drive components including sheaves, shaft couplings and bushings. Typical applications utilizing drive components' products include fans, compressors, pumps, mixers, crushers, conveyors and machine tools. The division also produces clutches and motor brakes. The Mechanical Group's largest customers for clutches and motor brakes are companies in the baggage handling, unit handling, packing, wrapping and other motion control industries. Significant competitors include EPT, Rexnord and T. B. Woods.

   NORTH AMERICAN TRANSFORMER

     North American Transformer ("NAT") manufactures mid-range (12 to 650 megavoltamps) power transformers used by domestic electric utilities and independent power producers for the distribution of electricity. NAT conducts its manufacturing operations at a facility located in Milpitas, California. NAT sells its products through approximately 40 agents located throughout the United States and in selected foreign countries.

     NAT's sales result from electric load growth, utility system upgrades, increased tie-ins between utilities, and regional changes in electricity demand. NAT has historically targeted the medium to large transformer market to capitalize on its capability to design and build the larger, more complex transformers. As a result of recent decreased demand in the medium to large transformer market, NAT has also targeted the smaller transformer market (as small as 30 megavoltamps) and has increased its participation in international markets. Domestically NAT's main competitors are General Electric and MagneTek in medium transformers and ABB and the McGraw Edison division of Cooper Industries in large transformers.

   MOTION CONTROL

     Motion Control was created in 1991 as a result of a purchase of several businesses from Robbins & Myers, Inc., a Dayton, Ohio-based company. The businesses which make up Motion Control manufacture and distribute fractional horsepower motors and small clutch/brake components for a variety of commercial applications, and programmable servo drives for industrial factory automation applications. Motion Control attempts to differentiate itself by emphasizing easy-to-use servo products with the ability to customize motors.

     Reliance believes that these products complement Reliance's existing motor and control technologies and product lines and provide Reliance access to new markets. Motion Control has five manufacturing facilities located in: Eden Prairie, Minnesota; Gallipolis, Ohio; Collinsville, Connecticut; and Crewe and Welshpool, United Kingdom. Significant competitors in this market include Indramat, Siemens and Yaskawa.

  BACKLOG

     At December 31, 1993, the Industrial segment's backlog of firm sales orders amounted to approximately $338 million compared with $343 million at December 31, 1992. The Company anticipates that substantially all of this 1993 backlog will be shipped during 1994.

  IDENTIFIABLE ASSETS

     The Industrial segment's identifiable assets amounted to $581 million at December 31, 1993 and $526 million at December 31, 1992.

TELECOMMUNICATIONS

     The Telecommunications segment, with net sales of $439 million, or approximately 27>% of the net sales of the Company in 1993, is known in the industry as Reliance Comm/Tec ("Comm/Tec"). Comm/Tec produces power, connection, protection and distribution devices and transmission products and systems. Comm/Tec serves the telephone operating companies ("telcos") including AT&T, the regional Bell operating companies ("RBOCs"), other independent telephone companies as well as other suppliers of communications equipment and services including cable television system operators, competitive access providers and wireless communications suppliers. Comm/Tec provides access products and services for use in rapidly changing communications networks which extend from public network access points (for example, central offices in the telephone industry or head end connections in cable television) to an end user's premises.

     Comm/Tec is headquartered in Cleveland, Ohio, and is organized into four operating divisions: Lorain Products, Reliable Electric, Transmission Systems and Network Services/Engineered Systems. Comm/Tec's products are sold primarily through a centralized direct sales force which is responsible for the sale of all Comm/Tec products and receives specialized support from marketing professionals at each of the respective operating units. Comm/Tec also provides specific coverage for national and OEM accounts. Comm/Tec's products also are sold through distributors. Non-United States sales are handled primarily by representatives located throughout the world.

  LORAIN PRODUCTS

     Lorain Products ("Lorain") develops and manufactures power conversion equipment and components, including AC-DC battery chargers, ringing generators (DC-AC), inverters (DC-AC), interrupters, monitoring systems and DC-DC converters. Lorain combines variations of these products with fuses, circuit breakers and controls to form complete telecommunications power systems, ranging from small units used in remote switching units and carrier systems to very large units used to supply power to central offices and cellular radio sites. Lorain also markets uninterruptible power systems to telephone central offices, resells batteries and markets embedded power equipment to OEMs. Lorain is headquartered in Lorain, Ohio, and has three manufacturing facilities located in Lorain, Ohio, St. Thomas, Ontario, Canada and Mexico City, Mexico.

     Lorain sells power equipment to the regulated United States telecommunications market, comprised of telcos, AT&T and the RBOCs. Lorain has focused on utilizing both its knowledge of the RBOCs' power equipment requirements and its product engineering capabilities to position itself as an alternative supplier to AT&T for the RBOCs. Lorain also sells in the non-regulated market, composed of a variety of OEMs, cellular OEMs and users, other common carriers, private networks and export sales. Significant competitors include Argus, AT&T, Northern Telecom, Power Conversion Products and a number of smaller independent companies.

  RELIABLE ELECTRIC

     Reliable Electric ("Reliable") manufactures and markets products and hardware principally for the subscriber loop segment of the telecommunications market. Reliable offers more than 3,000 products, consisting of enclosures (buried, aerial, pedestals, cabinets and controlled environmental vaults) and connection and protection devices (cross-connects, terminal blocks, building entrance terminals, arrestors and protection modules). Reliable is headquartered in Franklin Park, Illinois, and conducts its manufacturing operations in five facilities located in Franklin Park, Illinois; Milwaukee, Wisconsin; Toccoa, Georgia; St. Stephen, South Carolina; and Greenville, Mississippi. Significant competitors include ADC Telecommunications, Coil, Northern Telecom and Raynet (a division of Raychem).

     Reliable targets primarily the outside plant segment of the telephone market and is actively involved in a number of other telecommunications areas including cable television, wireless and competitive access. The Company believes that Reliable's introduction of sealed plant products, fiber optic products and an expanded electronic equipment cabinet capability enhances its competitive position in these dynamic market segments.

  TRANSMISSION SYSTEMS

     Transmission Systems develops, designs, produces and services electronic transmission systems for use in the local subscriber loop. Transmission Systems is composed of three business units: its primary engineering and manufacturing facility in Bedford, Texas, near Fort Worth; Test Systems in Carrollton, Texas, near Dallas; and Poynting Systems in Scottsdale, Arizona. Transmission Systems designs and manufactures analog and digital subscriber loop carrier systems including its DISCS next-generation digital loop carrier ("DLC"), which is compatible with both copper and fiber optic cable distribution systems. DISCS also features fully integrated SONET (Synchronous Optical NETwork) and Fiber-in-the-Loop products. In addition, Transmission Systems designs and manufactures products for the distribution, or remote, end of the Fiber-in-the-Loop and video broadband markets. Test Systems manufactures a family of microprocessor-based remote line testing units which enable the telcos to automatically test subscriber lines out of the central office exchange, as well as those served from digital remote and DLC systems. Poynting Systems performs research and development activities in connection with the development of SONET high-speed multiplexers.

     The telecommunications industry has been shifting from the use of copper wire toward the use of fiber optic cable. The non-regulated service providers and telcos are incorporating these newer technologies (digital products and optical fiber) into the subscriber loop to offer the user the most cost-efficient and flexible services. By moving the intelligence out of the switch in the central office and into the loop via DLCs, the non-regulated service providers and telcos will have greater flexibility in meeting specific customer needs for a wide variety of voice, video and data requirements. Significant competitors include ADC Telecommunications, AT&T, DSC Communications, Fujitsu, Northern Telecom, Pulsecom and Raynet.

  NETWORK SERVICES/ENGINEERED SYSTEMS

     Network Services provides installation and service support for all Comm/Tec products in all market segments. These services include installation engineering, product and system installation, training and field service and repair. The Network Services division operates 13 regional service centers in the United States with additional service centers in Mexico and Canada. Network Services complements Comm/Tec's product capability with the complete service required to compete as a supplier in both regulated and non-regulated markets.

     Engineered Systems provides turnkey systems for customers in all Comm/Tec market segments. These systems can include network application engineering, system design, product selection, system configuration and total project management. Engineered Systems delivers a custom engineered, manufactured and installed package designed to solve a unique telecommunication application problem requiring total project management from inception through final acceptance. Engineered Systems operates out of the Bedford, Texas facility and maintains field engineers and project managers in regional offices throughout the United States.

     Competitors of Network Services/Engineered Systems include AT&T, Northern Telecom, smaller product-based companies, third-party engineering firms and a number of third-party installation and service companies.

  BACKLOG

     At December 31, 1993, the Telecommunications segment's backlog of firm sales orders amounted to approximately $70 million, compared with approximately $66 million at December 31, 1992. The Company anticipates that substantially all of this 1993 backlog will be shipped during 1994.

  IDENTIFIABLE ASSETS

     The Telecommunications segment's identifiable assets amounted to $591 million at December 31, 1993 and $596 million at December 31, 1992.

                                  SEASONALITY

     The Company's businesses are not materially affected by seasonal considerations.

                             PATENTS AND TRADEMARKS

     Although the Company has a number of patents, trademarks and/or licenses related to each segment's activities, none of them is considered by the Company to be materially important. In general, each industry segment depends on technological capabilities, manufacturing quality control and application of know-how rather than patents in the conduct of its business.

                          RAW MATERIALS AND COMPONENTS

     The Company manufactures the major portion of the products it sells. Raw materials and components such as laminating steel, aluminum, castings, copper, magnetic wire, finished steel forms, powdered metal, insulating materials, magnetic steel ball and roller bearings, brushes, belts, plastics and resins, electronic parts and control devices are purchased from multiple sources of supply, subjecting the Company to potential price fluctuations for these raw materials and components. While the Company at this time is experiencing some selective tightening in supply, it foresees no acute shortages of those items that would have a material adverse effect on its operations.

                ENGINEERING, INCLUDING RESEARCH AND DEVELOPMENT

     During the fiscal years 1993, 1992 and 1991, the Company spent approximately $112 million, $103 million and $94 million, respectively, on application engineering, including research and development activities. Of these amounts, approximately $43 million, $40 million and $34 million was spent in 1993, 1992 and 1991, respectively, on research and development, including the development of new products, improvement of existing products and systems design. The customer sponsored portion of such expenditures was not significant.

                             ENVIRONMENTAL CONTROLS

     The Company believes its facilities are generally in compliance with environmental protection requirements. The nature of the Company's present operations is such that it does not expect expenditures for environmental compliance to be material. See "Business -- Legal Proceedings."

                                   EMPLOYEES

     As of January 31, 1994, the Company employed approximately 14,000 employees, of whom approximately half were hourly rated. Of these hourly rated employees, less than half were represented by labor unions under contracts that expire at varying times in the future. The Company is subject to potential work-related actions by its employees. The Company, however, believes that its relations with its employees are good. The Company is a party to one collective bargaining agreement which expires in December 1994 covering approximately 365 employees. The Company expects to negotiate a contract which is suitable to the Company.

                                   FACILITIES

     The Company has 44 manufacturing locations worldwide, with 15 located in nine countries outside the United States. The Company occupies a total of approximately 8.1 million square feet, with the majority, approximately 7.2 million square feet, devoted to manufacturing, assembly and storage. This space is occupied by industry segments as follows: 84% Industrial and 16% Telecommunications. Of the approximately 8.1 million square feet occupied, 6.3 million square feet are owned, and 1.8 million square feet are occupied under operating leases. The Company considers its manufacturing facilities suitable and adequate for the purposes for which they are used.

     The majority of Reliance production facilities has earned the universally recognized ISO 9000 series quality assurance certification as established by the International Organization for Standardization ("ISO"). ISO is a specialized international agency for standardization that is comprised of the national standards bodies of 91 countries. The object of ISO is to promote the development of standardization and related world activities with a view to facilitating international exchange of goods and services and to developing cooperation in the sphere of intellectual, scientific, technological and economic activity. Reliance is committed to obtaining ISO certification in all of its production facilities.

                               LEGAL PROCEEDINGS

     In March 1990, the United States Department of Justice filed suit in the United States District Court for the District of Massachusetts against a nonoperating subsidiary of the Company, Federal Pacific Electric Co. ("FPE") and a number of other defendants to recover costs for environmental response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at the Re-Solve Superfund site in North Dartmouth, Massachusetts. These costs include unrecovered costs in settlements reached with other parties alleged to have arranged for disposal of hazardous substances at the site, costs of overseeing clean-up at the site and attorney's fees and costs incurred in litigation.

     In July 1992, the United States Department of Justice filed suit in the United States District Court for the District of Massachusetts against FPE and Cornell-Dubilier Electronics Corporation, a former FPE subsidiary ("CDE"), to recover costs for environmental response actions under CERCLA in connection with the investigation and remediation of one operable unit at the Sullivan's Ledge Superfund site in New Bedford, Massachusetts. The Department of Justice seeks to recover certain unreimbursed response costs in connection with the site.

     In August 1992, the United States Department of Justice filed suit in the United States District Court for the District of Massachusetts against FPE, CDE and other defendants seeking to recover costs it incurred or will incur for environmental response actions under CERCLA in connection with the Norwood Superfund site in Norwood, Massachusetts. In October 1992, the Commonwealth of Massachusetts also filed suit against FPE, CDE and others for recovery of response costs in connection with the Norwood site, attorney's fees and an injunction requiring the defendants to remove all hazardous materials from the site. The complaint also requests that the court treble all costs expended in assessing, containing and removing hazardous materials from the site.

     The Company also has been named as a potentially responsible party at several other CERCLA sites.

     Pursuant to the December 29, 1986 Stock Purchase Agreement (the "Agreement") with the Company, Exxon agreed to indemnify and hold harmless the Company against substantially all losses, liabilities, claims, obligations, damages (including any governmental penalty or punitive damages) or deficiencies arising out of or resulting from any environmental claim relating to the operations of FPE and certain of its subsidiaries, including CDE. No action or claim for damages pursuant to this indemnity may be brought or made by the Company after the expiration of a 20-year period from December 30, 1986, except that such time limitation does not apply to any claims which have been the subject of a written notice from the Company to Exxon prior to the expiration of such period. Pursuant to the Agreement, Exxon is liable for the first $10 million of any damages incurred by the Company, 95% of the next $100 million and 100% of any damages in excess of $110 million. As a result of the foregoing the Company expects to be indemnified by Exxon for substantially all settlement amounts attributable to FPE and CDE. While there can be no assurance as to the future compliance with the Agreement, Exxon has been and is indemnifying the Company for these environmental matters.

     The Company is also a party, in the ordinary course of business, to various legal actions related to performances under contracts and product liability suits, and proceedings relating to a wide range of matters, several of which claim substantial damages. The Company believes that these legal actions (including the environmental claims described above) will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT*

     The name, age, principal occupation and the material occupations, positions, offices or employments for the past five years of each executive officer of the Company are as follows:

                                                     PRINCIPAL OCCUPATION
        NAME            AGE                          AND DIRECTORSHIPS(1)
- ---------------------   ---     --------------------------------------------------------------
John C. Morley          62      President and Chief Executive Officer since 1980 and a
                                Director of the Company. Held numerous executive positions with Exxon from 1958 to 1980, including President of Exxon
                                Chemical USA and Senior Vice President of Exxon, USA.
Peter J. Tsivitse       64      Vice President, Technology and Corporate Development since
                                1989, Operating and Group Vice President from 1978 to 1989.
                                Joined Reliance in 1952 as a design engineer.
Dudley P. Sheffler      49      Vice President, Telecommunications since 1981 and a Director of the Company. President of Reliance Comm/Tec since 1989.
                                Joined Reliance in 1970 as a plant controller.
William R. Norton       50      Vice President, General Counsel and Secretary since 1991 and
                                Associate General Counsel and Assistant Secretary from 1978 to
                                1991. Joined Reliance in 1976 as an attorney.
E. Scott Dalton         53      Vice President, Human Resources and Community Affairs since
                                1986, Group Employee Relations Manager from 1985 to 1986 and
                                Director of Personnel Administration and Compensation from
                                1977 to 1985. Joined Reliance in 1977 as Director of
                                Compensation.
John D. Hutson          61      Vice President since March 1993 and Treasurer since 1992.
                                Assistant Treasurer from 1977 to 1992. Joined Reliance in 1956 as a management trainee.

                                                     PRINCIPAL OCCUPATION
        NAME            AGE                          AND DIRECTORSHIPS(1)
- ---------------------   ---     --------------------------------------------------------------
James A. Guseilo        47      Vice President and Controller since March 1993. Controller of
                                Reliance Comm/Tec since 1989. Joined Reliance in 1976 as
                                supervisor of corporate accounting.
Robert L. Matejka       51      Assistant Controller since March 1993. Director of Accounting and Control since 1989. Joined Reliance in 1973 as a member of the corporate accounting staff.
Albin A. Muren          55      Vice President since October 1993. General Manager of Reli-
                                ance's Electrical Group since 1986. Joined Reliance in 1963 as a sales trainee.
Joseph D. Swann         52      Vice President since October 1993. General Manager of Reli-
                                ance's Mechanical Group since 1982. Joined Reliance in 1969 as a technical service manager.

- ---------------

  * Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

(1) The descriptions of the principal occupation of the executive officers include their employment history with both the Company and its predecessor.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is included herein at Exhibit 99.1 to this Form 10-K Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is included herein at Exhibit 99.2 to this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is included herein at Exhibit 99.3 to this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included herein at Exhibits 99.1 and 99.4 to this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding Directors appearing under the caption "Election of Directors" in the registrant's definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 21, 1994 (the "1994 Proxy Statement") is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the 1994 Proxy Statement is incorporated herein by reference. Information regarding executive officers of the registrant is set forth in Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to "Certain Transactions" in the 1994 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

     The following financial statements and supplementary quarterly information are filed as part of this Form 10-K Annual Report herein at Exhibits 99.1 and
99.4 as indicated:

                                        ITEM
- -------------------------------------------------------------------------------------
Report of Independent Accountants
Consolidated Statement of Earnings for the Years Ended December 31, 1993, 1992 and
  1991
Consolidated Balance Sheet as of December 31, 1993 and 1992
Consolidated Statement of Cash Flows for the Years Ended December 31, 1993, 1992 and
  1991
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended
  December 31, 1993, 1992 and 1991
Notes to Consolidated Financial Statements
Quarterly Information (unaudited)

       2. Financial Statement Schedules.

     See the Index to Financial Statement Schedules at page FS-1 of this Form 10-K Annual Report.

      3. Exhibits.

     See the Index to Exhibits at page E-1 of this Form 10-K Annual Report.

(b) Reports on Form 8-K.

     The registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        RELIANCE ELECTRIC COMPANY

                                        By:   /s/      JOHN C. MORLEY
                                                      John C. Morley,
                                           President and Chief Executive Officer

Date: March 3, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          /s/    JOHN C. MORLEY                             /s/   H. VIRGIL SHERRILL
             John C. Morley,                                   H. Virgil Sherrill,
    President, Chief Executive Officer                  Chairman of the Board of Directors
              and a Director
      (Principal Executive Officer)

          /s/   DUDLEY P. SHEFFLER                          /s/  ANTHONY C. HOWKINS
            Dudley P. Sheffler                                 Anthony C. Howkins,
              Vice President                                         Director
              and a Director

          /s/  JOHN D. HUTSON                          /s/  ALFRED M. RANKIN, JR.
             John D. Hutson,                                  Alfred M. Rankin, Jr.,
              Vice President                                         Director
              and Treasurer
      (Principal Financial Officer)

          /s/  JAMES A. GUSEILO                           /s/  E. MANDELL DE WINDT
            James A. Guseilo,                                  E. Mandell de Windt,
              Vice President                                         Director
              and Controller
      (Principal Accounting Officer)


Date: March 3, 1994

                           RELIANCE ELECTRIC COMPANY

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                            DESCRIPTION                                PAGE
                 ------------------------------------------------------------------------------
Report of Independent Accountants on Financial Statement Schedules.................     FS-2
Schedule VIII    --Valuation and Qualifying Accounts...............................     FS-3
Schedule IX      --Short-Term Borrowings...........................................     FS-4
Schedule X       --Supplementary Income Statement Information......................     FS-5

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
  Reliance Electric Company

     Our audits of the consolidated financial statements referred to in our report dated February 3, 1994, appearing on page 1 of Exhibit 99.4 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

     As discussed in Note 1 of the consolidated financial statements included herein at Exhibit 99.4 of this Annual Report on Form 10-K, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

PRICE WATERHOUSE

Cleveland, Ohio
February 3, 1994

                           RELIANCE ELECTRIC COMPANY

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                                    COLUMN
             COLUMN A                   COLUMN B              COLUMN C                 D         COLUMN E
- ----------------------------------------------------------------------------------------------------------

                                                              ADDITIONS
                                                      -------------------------
                                       BALANCE AT     CHARGED TO     CHARGED TO                 BALANCE AT
                                       BEGINNING      COSTS AND        OTHER         OTHER         END
          CLASSIFICATION               OF PERIOD       EXPENSES       ACCOUNTS      CHANGES     OF PERIOD
- ----------------------------------------------------------------------------------------------------------
DEDUCTED FROM ASSETS TO WHICH THEY
  APPLY:
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended December 31, 1993            $  8           $  1           $  -         $   -         $  9
  Year ended December 31, 1992               7              1              -             -            8
  Year ended December 31, 1991               8              -             (1)            -            7
ALLOWANCE FOR AMORTIZATION --
  GOODWILL:
  Year ended December 31, 1993            $ 37           $  6           $  -         $   -         $ 43
  Year ended December 31, 1992              31              6              -             -           37
  Year ended December 31, 1991              25              6              -             -           31
ALLOWANCE FOR AMORTIZATION --
  PATENTS AND OTHER INTANGIBLES:
  Year ended December 31, 1993            $ 37           $  2           $  -         $ (19)(A)     $ 20
  Year ended December 31, 1992              35              2              -             -           37
  Year ended December 31, 1991              29              6              -             -           35
VALUATION ALLOWANCE ON DEFERRED
  TAX ASSETS:
  Year ended December 31, 1993            $  6           $  1           $  -         $   -         $  7
  Year ended December 31, 1992               6              -              -             -            6
  Year ended December 31, 1991               6              -              -             -            6

- ---------------

(A) Approximately $19 million of fully amortized intangible assets were written off in 1993.

Financial data for 1992 and 1991 has been restated to reflect retroactive adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                           RELIANCE ELECTRIC COMPANY

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D        COLUMN E        COLUMN F
- -------------------------------------------------------------------------------------------------------------

                                                                                                    WEIGHTED
                                                                     MAXIMUM         AVERAGE        AVERAGE
                                                      WEIGHTED       AMOUNT          AMOUNT         INTEREST
                                       BALANCE AT     AVERAGE      OUTSTANDING     OUTSTANDING        RATE
       CATEGORY OF AGGREGATE              END         INTEREST       DURING        DURING THE      DURING THE
       SHORT-TERM BORROWINGS           OF PERIOD      RATE (A)     THE PERIOD      PERIOD (B)      PERIOD (A)
- -------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993
Notes payable to banks (Non-U.S.)..       $  -          $  -           $ 2             $ 1            $  -
DECEMBER 31, 1992
Notes payable to banks (Non-U.S.)..          -             -             2               -               -
DECEMBER 31, 1991
Notes payable to banks (Non-U.S.)..          -             -             1               1               -

(A) A weighted average interest rate for the combined various non-United States short-term borrowings does not provide a relevant interest rate due to varying foreign exchange rates and currencies borrowed.

(B) Average amount outstanding during the period is computed by dividing the total of month-end outstanding principal balances by 12.

                           RELIANCE ELECTRIC COMPANY

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                   COLUMN A                               COLUMN B
- -------------------------------------------------------------------------

                                                    CHARGED TO COSTS AND
                                                          EXPENSES
                                                   ----------------------
                                                    YEARS ENDED DECEMBER
                                                            31,
                                                   ----------------------
                     ITEM                          1993     1992     1991
- -------------------------------------------------------------------------
Maintenance and repairs........................    $23      $21      $19
Taxes other than payroll and income............     18       15       12

There were no other items not presented elsewhere which exceeded one percent of consolidated net sales.

                           RELIANCE ELECTRIC COMPANY

                                 EXHIBIT INDEX

                                                                                       SEQUENTIAL
  EXHIBIT NO.                             DESCRIPTION                                     PAGE
- --------------- ----------------------------------------------------------------    ----------------
     3.1        Restated Certificate of Incorporation of the Company as filed             (A)
                with the Secretary of State of Delaware on February 1, 1993.
     3.2        By-Laws of the Company, as amended May 11, 1988.                          (B)
     4.1        Competitive Advance and Revolving Credit Facility Agreement,              (C)
                dated as of April 21, 1993, among the Company, the Lenders named therein and Chemical Bank, as Administrative Agent.
     4.2        Indenture, dated as of April 1, 1993, between the Company and             (C)
                Bankers Trust Company as Trustee (the "Indenture").
     4.2.1      First Supplemental Indenture, dated as of April 14, 1993,                 (C)
                between the Company and Bankers Trust Company, supplementing the
                Indenture.
     4.3        Specimen Certificate for the Company's 6.80% Notes due April 15,          (C)
                2003.
     4.4        Specimen certificate of the Company's Class A Common Stock.               (A)
     4.5        Specimen certificate of the Company's Class B Common Stock.               (D)
     4.6        Specimen certificate of the Company's Class C Common Stock.               (D)
    10.1        Letter of Credit Facility Agreement, dated as of April 21, 1993,          (C)
                between the Company and Society National Bank.
    10.2        Stock Purchase Agreement, dated April 8, 1987 among Court Square          (D)
                Capital Ltd. ("Citicorp"), Prudential Securities Incorporated
                ("Prudential") and the Company.
    10.3        Registration Rights Agreement, dated April 8, 1987 among                  (D)
                Citicorp, Prudential, the management participants in the
                Employee Stock Purchase Plan and the Employee Stock
                Redistribution Plans and the Company.
    10.3.1      Amendment No. 1 to Registration Rights Agreement, dated                   (B)
                September 15, 1988.
    10.4        Registration Rights Agreement, dated April 29, 1992 among                 (A)
                Citicorp, Prudential and the Company.
    10.5*       Form of 1990 Severance Agreement of the Company with Messrs.              (E)
                Morley, Dalton, Sheffler, Tsivitse, Hutson, Norton, Swann, Muren
                and Matejka.
    10.5.1*     Form of Amendment to 1990 Severance Agreement of the Company              (E)
                with Messrs. Morley, Dalton, Sheffler, Tsivitse, Hutson, Norton,
                Swann, Muren and Matejka.
   10.6*        Form of Indemnity Agreement of the Company.                               (B)
   10.7*        Deferred Compensation Plan of the Company, as amended February            (F)
                20, 1991.
    10.8*       Form of Savings and Investment Plan of the Company, as amended and restated.
    10.9*       Defined Benefit Pension Plan of the Company.                              (D)

                                                                                       SEQUENTIAL
  EXHIBIT NO.                             DESCRIPTION                                     PAGE
- --------------- ----------------------------------------------------------------    ----------------
    10.10*      Employee Stock Purchase Plan of the Company and the related               (D)
                Non-Qualified Stock Option Agreement (Exhibit B thereto as revised) between the Company and the management participants in the Employee Stock Purchase Plan and the Employee Stock
                Redistribution Plan.
   10.10.1*     Employee Stock Redistribution Plan of the Company.                        (B)
    10.10.2*    Employee Stock Redistribution Plan of March 1, 1990 of the                (G)
                Company.
    10.11       Outside Director Stock Option Plan of the Company.                        (D)
    10.11.1     Form of Amendment No. 1 to Outside Director Stock Option Plan of          (H)
                the Company.
    10.11.2     Form of Amendment No. 2 to Outside Director Stock Option Plan of          (D)
                the Company.
    10.12*      Key Employee Stock Option Plan of 1990.                                   (I)
    10.13*      Retirement Plan of the Company.                                           (J)
    10.14*      Agreement relating to Golden Parachute Excise Tax.                        (I)
    10.15*      Reliance Electric Company Supplemental Retirement Plan for Key            (F)
                Employees, as amended September 5, 1990.
    10.16*      Reliance Electric Company Special Retirement Program for Elected          (F)
                Officers, as amended January 1, 1991.
    21.1        Subsidiaries of the Registrant.                                           **
    23.1        Consent of Price Waterhouse.                                              **
    99.1        Quarterly Financial and Stockholder Information.                          **
    99.2        Selected Financial Data.                                                  **
    99.3        Management's Discussion and Analysis of Results of Operations             **
                and Financial Condition.
    99.4        Consolidated Financial Statements of the Company listed under             **
                Item 14(a)(1).

- ---------------

   * Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.
   **Filed herewith.
 (A) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1992.
 (B) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1988.

 (C) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-Q for the quarter ended March 31, 1993.

 (D) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on August 6, 1987 (Reg. No. 33-14048), and as amended by Post-Effective Amendment No. 1 on May 5, 1988, Post-Effective Amendment No. 2 on April 13, 1989 and Post-Effective Amendment No. 3 on May 1, 1990.

 (E) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1991.

 (F) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1990.

 (G) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 declared effective on June 6, 1990 (Reg. No. 33-34976).

 (H) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-8 declared effective on December 2, 1987 (Reg. No. 33-18410).

 (I) Incorporated herein by reference to the appropriate exhibit to the Company's Registration Statement on Form S-1 declared effective on December 13, 1989 (Reg. No. 33-31612).

 (J) Incorporated herein by reference to the appropriate exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1987.