Form 10-K/A
period 1993-12-31
RELIANCE ELECTRIC CO/DE
filed 1994-04-29
CIK 814331

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(MARK ONE)

/ x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 For the fiscal year ended December 31, 1993
                                       OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from ________________ to ________________

                         Commission file number 1-10404

                           RELIANCE ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                         34-1538687
- ----------------------------------                  ---------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

6065 Parkland Boulevard, Cleveland, Ohio                    44124-6106
- ----------------------------------------            ---------------------------
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (216) 266-5800

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                             ---------------------

    Class A Common Stock,                               New York Stock Exchange
    par value $.01 per share

       Securities registered pursuant to Section 12(g) of the Act:  None

       -----------------------------------------------------------------

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

   "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is hereby amended and restated to include Exhibit 99.5, Reliance Electric Company Savings and Investment Plan Financial Statements for the year ended December 31, 1993 (the "Plan Financial Statements"), and Exhibit 23.2, Consent of Price Waterhouse with regard to the Plan Financial Statements, which are attached hereto and incorporated herein by reference.
================================================================================

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)  1.  FINANCIAL STATEMENTS.
            ---------------------
   The following financial statements and supplementary quarterly information are filed as part of this Form 10-K Annual Report herein at Exhibits 99.1 and 99.4:

                                      Item
                                      ----
Report of Independent Accountants

Consolidated Statement of Earnings for the Years Ended December 31, 1993, 1992 and 1991

Consolidated Balance Sheet as of December 31, 1993 and 1992

Consolidated Statement of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

Consolidated Statement of Changes in Stockholders' Equity for the
Years Ended December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

Quarterly Information (unaudited)

        2.  FINANCIAL STATEMENT SCHEDULES.
            ------------------------------
        See the Index to Financial Statement Schedules at page FS-1 of this Form 10-K Annual Report.

        3.  EXHIBITS.
            ---------
        See the Index to Exhibits at page E-1 of this Form 10-K Annual Report.

   (b)  REPORTS ON FORM 8-K.
        --------------------

        The registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1993.

                           RELIANCE ELECTRIC COMPANY

                                 EXHIBIT INDEX
                                                                      Sequential
Exhibit No.                                 Description                  Page
- -----------                                 -----------               ----------

 3.1               Restated Certificate of Incorporation of the Company    (A)
                   as filed with the Secretary of State of Delaware on February 1, 1993.

 3.2               By-Laws of the Company, as amended May 11, 1988.        (B)

 4.1               Competitive Advance and Revolving Credit Facility       (C)
                   Agreement, dated as of April 21, 1993, among the Company, the Lenders named therein and Chemical
                   Bank, as Administrative Agent.

 4.2               Indenture, dated as of April 1, 1993, between the       (C)
                   Company and Bankers Trust Company as Trustee (the
                   "Indenture").

 4.2.1             First Supplemental Indenture, dated as of April 14,     (C)
                   1993, between the Company and Bankers Trust
                   Company, supplementing the Indenture.

 4.3               Specimen certificate of the Company's 6.80% Notes       (C)
                   due April 15, 2003.

 4.4               Specimen certificate of the Company's Class A           (A)
                   Common Stock.

 4.5               Specimen certificate of the Company's Class B           (D)
                   Common Stock.

 4.6               Specimen certificate of the Company's Class C           (D)
                   Common Stock.

 10.1              Letter of Credit Facility Agreement, dated as of        (C)
                   April 21, 1993, between the Company and Society
                   National Bank.

 10.2              Stock Purchase Agreement, dated April 8, 1987,          (D)
                   among Court Square Capital Ltd. ("Citicorp"),
                   Prudential Securities Incorporated ("Prudential") and the Company.

                                                                      Sequential
Exhibit No.                                 Description                  Page
- -----------                                 -----------               ----------
 10.3              Registration Rights Agreement, dated April 8, 1987,    (D)
                   among Citicorp, Prudential, the management participants in the Employee Stock Purchase Plan and the Employee Stock Redistribution Plans and the Company.

 10.3.1            Amendment No. 1 to Registration Rights Agreement,      (B)
                   dated September 15, 1988.

 10.4              Registration Rights Agreement, dated April 29, 1992,   (A)
                   among Citicorp, Prudential and the Company.

 10.5*             Form of 1990 Severance Agreement of the Company with   (E)
                   Messrs. Morley, Dalton, Sheffler, Tsivitse, Hutson, Norton, Swann, Muren and Matejka.

 10.5.1*           Form of Amendment to 1990 Severance Agreement of the   (E)
                   Company with Messrs. Morley, Dalton, Sheffler,
                   Tsivitse, Hutson, Norton, Swann, Muren and Matejka.

 10.6*             Form of Indemnity Agreement of the Company.            (B)

 10.7* Deferred Compensation Plan of the Company, as amended (F) February 20, 1991.

 10.8* Form of Savings and Investment Plan of the Company, as ** amended and restated.

 10.9*             Defined Benefit Pension Plan of the Company.           (D)

 10.10*            Employee Stock Purchase Plan of the Company and the    (D)
                   related Non-Qualified Stock Option Agreement (Exhibit
                   B thereto as revised) between the Company and the management participants in the Employee Stock
                   Purchase Plan and the Employee Stock Redistribution
                   Plan.

 10.10.1*          Employee Stock Redistribution Plan of the Company.     (B)

 10.10.2*          Employee Stock Redistribution Plan of March 1, 1990    (G)
                   of the Company.

 10.11             Outside Director Stock Option Plan of the Company.     (D)

                                                                      Sequential
Exhibit No.                                 Description                  Page
- -----------                                 -----------               ----------
 10.11.1           Form of Amendment No. 1 to Outside Director Stock      (H)
                   Option Plan of the Company.

 10.11.2           Form of Amendment No. 2 to Outside Director Stock      (D)
                   Option Plan of the Company.

 10.12*            Key Employee Stock Option Plan of 1990.                (I)

 10.13*            Retirement Plan of the Company.                        (J)

 10.14*            Agreement relating to Golden Parachute Excise Tax.     (I)

 10.15*            Reliance Electric Company Supplemental Retirement      (F)
                   Plan for Key Employees, as amended September 5,
                   1990.

 10.16*            Reliance Electric Company Special Retirement Program   (F)
                   for Elected Officers, as amended January 1, 1991.

 21.1              Subsidiaries of the Registrant.                        **

 23.1              Consent of Price Waterhouse with regard to the         **
                   Consolidated Financial Statements of the Company.

 23.2              Consent of Price Waterhouse with regard to the Plan
                   Financial Statements.

 99.1              Quarterly Financial and Stockholder Information.       **

 99.2              Selected Financial Data.                               **

 99.3              Management's Discussion and Analysis of Results of     **
                   Operations and Financial Condition.

 99.4              Consolidated Financial Statements of the Company       **
                   listed under Item 14(a)(1).

 99.5 Reliance Electric Company Savings and Investment Plan Financial Statements for the year ended
                   December 31, 1993.
___________________

* Management contract or compensatory plan or arrangement identified pursuant to Item 14(c) of this Form 10-K.

**      Previously filed.

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

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RELIANCE ELECTRIC COMPANY



Date:  April 28, 1994
                                                  By: /s/ William R. Norton
                                                    ----------------------------
                                                      William R. Norton
                                                     Vice President, General
                                                     Counsel and Secretary



373/10226DPA.491