Form 10-Q
period 1994-03-31
RELIANCE ELECTRIC CO/DE
filed 1994-05-09
CIK 814331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                         Commission File Number 1-10404

                           RELIANCE ELECTRIC COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     34-1538687
- - -------------------------------                     -------------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                 6065 Parkland Blvd., Cleveland, OH 44124-6106
            -------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (216) 266-5800
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                         Outstanding at March 31, 1994
- - ------------------------------------          -----------------------------
Class A Common Stock, $.01 par value                  32,892,289 shares
Class B Common Stock, $.01 par value                   3,161,032 shares
Class C Common Stock, $.01 par value                   5,250,000 shares

                                           RELIANCE ELECTRIC COMPANY
                                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                (Dollars in millions, except per share amounts)
================================================================================================================

Three Months Ended March 31,                                         1994                 1993
- - ----------------------------                                         ----                 ----
Net Sales
   Industrial.........................                                295                  287
   Telecommunications.................                                109                  102
   Eliminations.......................                                 (1)                  (1)
                                                                     ----                 ----
      Total                                                           403                  388

Costs and Expenses:
 Cost of Sales
    Industrial.........................                               222                  215
    Telecommunications.................                                80                   78
    Eliminations.......................                                (1)                  (1)
                                                                     ----                 ----
       Total                                                          301                  292

 Selling, general and administrative...                                70                   66

 Other expense, net....................                                 1                    2
                                                                     ----                 ----

Earnings Before Interest and Taxes.....                                31                   28

Interest expense.......................                                 6                    7
                                                                     ----                 ----

Earnings Before Taxes..................                                25                   21

Provision for income taxes.............                                12                    9
                                                                     ----                 ----

Earnings before cumulative effect of
 accounting change ....................                                13                   12

Cumulative effect of accounting change
 (net of income tax effect)............                                (2)                  -0-
                                                                     ----                 ----

Net Earnings ..........................                             $  11                $  12
                                                                     ====                 ====

Net earnings per equivalent share of
 common stock (Exhibit A):

Earnings before cumulative effect of
 accounting change.....................                             $ .26                $ .23

Cumulative effect of accounting change.                              (.05)                  -0-
                                                                     ----                 ----

Net earnings ..........................                             $ .21                $ .23
                                                                     ====                 ====

 Weighted average equivalent shares of
  common stock outstanding (in thousands) (A)                      50,727               50,798
                                                                   ======               ======

(A) Weighted average equivalent share amounts give effect to the conversion of each share of Class C Common Stock into 2.708 shares of Class A Common Stock, as well as the exercise of nonqualified stock options when the effect of such exercise is dilutive.

The accompanying notes are an integral part of these financial statements.

                                           RELIANCE ELECTRIC COMPANY
                                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Dollars in millions, except per share amounts)
                                             (Shares in thousands)
=========================================================================================================================

              Assets                                    March 31, 1994          December 31, 1993
                                                        --------------          -----------------
Cash and cash equivalents....................              $   35                   $   41
Accounts receivable, net.....................                 234                      217
Inventories..................................                 347                      328
Other........................................                  28                       29
                                                            -----                    -----
   Total Current Assets......................                 644                      615

Goodwill, net................................                 208                      209
Investments and other........................                  87                       73

Property, plant and equipment................                 652                      625
 Less accumulated depreciation...............                (348)                    (327)
                                                            -----                    -----
                                                              304                      298

                                                            -----                    -----
   Total Assets..............................              $1,243                   $1,195
                                                            =====                    =====


   Liabilities and Stockholders' Equity

Notes payable and current maturities of
 long-term debt..............................               $  -0-                   $  -0-
Accounts payable.............................                  71                       78
Other........................................                 197                      186
                                                            -----                    -----
   Total Current Liabilities.................                 268                      264

Long-term debt...............................                 362                      351
Other........................................                 221                      199

Stockholders' equity
 Common stock (convertible, $.01 par value):
  Class A, 32,892 and 32,865 shares issued at
   March 31, 1994 and December 31, 1993,
   respectively..............................                 339                      339
  Class B, 3,161 and 3,180 shares issued at
   March 31, 1994 and December 31, 1993,
   respectively..............................                   1                        1
  Class C, 5,250 shares issued...............                   4                        4
  Retained earnings..........................                  48                       37
  Other stockholders' equity.................                  -0-                      -0-
                                                            -----                    -----

   Total Stockholders' Equity................                 392                      381
                                                            -----                    -----
   Total Liabilities and Stockholders' Equity              $1,243                   $1,195
                                                           ======                    =====


Commitments and contingencies (Part II., Item 1)

The accompanying notes are an integral part of these financial statements.

                                           RELIANCE ELECTRIC COMPANY
                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                             (Dollars in millions)
===========================================================================================================


Three Months Ended March 31,                                1994     1993
- - ----------------------------                                ----     ----
CASH PROVIDED FROM OPERATIONS
 Net Earnings ..........................................     $ 11    $ 12
 Adjustments to reconcile to net cash
  provided from operations:
   Cumulative effect of accounting change...............        2      -0-
   Depreciation and amortization........................       11      15
   Debenture accretion and fee amortization.............       -0-      1
   Provision for deferred income taxes..................        1      (1)
   Changes in operating assets and liabilities:
    Accounts receivable.................................      (17)    (17)
    Inventories.........................................      (19)    (15)
    Accounts payable....................................       (7)     -0-
    Income taxes payable................................        7       3
    Advances from customers.............................       (2)     -0-
   Other................................................       11      (2)
                                                              ---      ---
Net Cash Provided from Operations.......................       (2)     (4)

CASH PROVIDED FROM INVESTING ACTIVITIES
 Capital expenditures...................................      (15)    (13)
 Other..................................................       -0-      1
                                                              ---      --
Net Cash Provided from Investing Activities.............      (15)    (12)

CASH PROVIDED FROM FINANCING ACTIVITIES
 Net proceeds/payments on New Credit Facility...........       38      -0-
 Net proceeds/payments from money market lines of credit      (27)     -0-
 Net proceeds/payments on term loan.....................       -0-    (14)
 Proceeds from Revolving Credit Facility................       -0-     55
 Payments on Revolving Credit Facility..................       -0-    (48)
 Tax benefit from option exercises......................       -0-     10
                                                              ---     ---
Net Cash Provided from Financing Activities.............       11       3
                                                              ---     ---

Net Increase (Decrease) in Cash and Cash
 Equivalents............................................       (6)    (13)
Cash and Cash Equivalents at January 1..................       41      32
                                                              ---     ---
Cash and Cash Equivalents at March 31...................     $ 35    $ 19
                                                              ===     ===


The accompanying notes are an integral part of these financial statements.

                           RELIANCE ELECTRIC COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All information as of and for the three months
                  ended March 31, 1994 and 1993 is unaudited)
         ======================================================================
1.       Basis of Presentation of Financial Statements

         The data for the three months ended March 31, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of financial position and results of operations. The statements, which do not include all information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.       Inventories

         Inventories consist of:
                                      March 31, 1994    December 31, 1993
                                      --------------    -----------------
                                            (Dollars in millions)

         Raw materials............         $ 98                 $104
         Work in process..........           84                   68
         Finished goods...........           77                   68
                                             --                  ---
         Total (approximates
          replacement cost).......          259                  240
         Difference to LIFO.......           88                   88
                                            ---                  ---
         LIFO.....................         $347                 $328
                                            ===                  ===



3.       Supplemental Information to the Consolidated Statement of Cash Flows

         Cash interest paid during the three months ended March 31, 1994 and 1993 was $3 million and $5 million, respectively. The decrease in interest paid was due to the timing of interest payments on the 6.8% Notes issued during the second quarter of 1993. The Company also paid $4 million and $2 million of income taxes during the three months ended March 31, 1994 and 1993, respectively. Also, a $4 million refund of U.S. federal taxes, generated by tax benefits from the exercise of stock options in late 1992, was received in March 1993.

4.       Adoption of Accounting Pronouncements

         The Company adopted Statement of Financial Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112") in the first quarter of 1994. SFAS 112 establishes accounting standards for employers who provide certain benefits to former or inactive
         employees, their beneficiaries, and covered dependents.    The
         Company's primary liability under SFAS 112 is for salary continuation plans provided to certain employees. The actuarial present value of these obligations was determined to be $4 million, using a 7.5% discount rate. There is no effect on cash flows. The cost of these benefits had previously been recognized when they were paid.

         The Company adopted the provisions set forth in SEC Staff Accounting Bulletin No. 92, "Accounting and Disclosures Related to Loss Contingencies" ("SAB 92") in the first quarter of 1994. SAB 92 requires separate presentation of the gross liability for a loss contingency from the related claim for recovery. The Company's primary contingent liabilities relate to environmental actions naming a non-operating subsidiary as a defendant or potentially responsible party. These estimated liabilities heretofore had been shown net of the expected recovery under an indemnity agreement covering substantially all related claims. A more detailed description of these liabilities and the related indemnity agreement referred to above is set forth in Note 14 to the Company's consolidated financial statements for the year ended December 31, 1993. The March 31, 1994 balance sheet reflects the gross estimated unpaid liability of $20 million and the gross estimated recovery of $16 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               OPERATING RESULTS

Industrial segment sales were $295 million for the three months ended March 31, 1994, versus $287 million for the comparable 1993 period. All businesses, except for transformers, had year over year sales increases. Most of the sales increases are attributable to the general economic recovery, with first quarter price increases in portions of the electrical equipment and mechanical power transmission products business also beginning to contribute. Within the electrical equipment business, sales increases by most individual units more than offset the continued weakness in the drive systems portion caused by the shift away from large, engineered systems to more distributed power systems, both domestically and in Europe. The decline in transformer sales reflects lower 1992 and early 1993 bookings and customer-requested rescheduling; 1994 bookings have shown improvement.

Telecommunications segment net sales were $109 million for the quarter ended March 31, 1994 versus $102 million for the comparable 1993 quarter. Sales volume increases were driven by increased demand for most products, particularly newer products, and a reduction of backlog.

The Industrial segment gross profit margin was 24.7% for the three months ended March 31, 1994, versus 25.1% for the comparable 1993 period. The margin decrease was primarily attributable to reduced sales volume and related lower cost recovery within engineered drive systems, as well as both lower volume and the continued cyclical weakness in larger, higher margin transformers. Margins for mechanical power transmission and motion control products improved.

The Telecommunications segment gross profit margin was 26.6% for the three month period ended March 31, 1994 versus 23.5% for the comparable 1993 period. Lower plant spending and favorable product mix contributed to the margin increase.

Consolidated selling, general and administrative ("SG&A") expenses were 17.3% of net sales for the three months ended March 31, 1994 versus 17.0% for the same period of 1993. Within the Industrial segment, SG&A spending is down in both absolute dollars and as a percentage of sales due to general cost containment measures. In the Telecommunications segment, SG&A spending has increased by $4 million in the first quarter of 1994 compared to the first quarter of 1993. This increase is largely for research and development spending to identify and bring-to-market new applied technologies, and for additional sales/marketing expenses to increase penetration in selected markets and expand coverage into the emerging broadband markets.

The restructuring actions initiated during the second and fourth quarters of 1993 within the Industrial segment have provided a very modest cost reduction as their impact began to be felt late in the quarter ended March 31, 1994. More substantial cost reductions will be realized in subsequent quarters. The restructuring action announced by the Telecommunications segment in the fourth quarter of 1993, primarily a plant closure, is scheduled to be completed at the end of the second quarter of 1994.

Interest expense decreased by $1 million in the first quarter of 1994 compared to the first quarter of 1993. This is primarily due to a lower amount of average debt during the quarter and lower interest rates.

The worldwide effective tax rates were 46.5% and 44.5% for the quarters ended March 31, 1994 and 1993, respectively, versus the U.S. statutory rate of 35% for 1994 and 34% in 1993. The effective tax rates were higher than the statutory rate primarily due to permanent differences between book and taxable income and the effects of state, local and non-U.S. taxes. The increase in the effective tax rates from 1993 to 1994 reflects the higher statutory rate and other impacts of the 1993 U.S. tax legislation.

The Company adopted Statement of Financial Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112") in the first quarter of 1994. SFAS 112 establishes accounting standards for employers who provide certain benefits to former or inactive employees, their beneficiaries, and covered dependents. The Company's primary liability under SFAS 112 is for salary continuation plans provided to certain employees. The actuarial present value of these obligations was determined to be $4 million, using a 7.5% discount rate. There is no effect on cash flows. The cost of these benefits had previously been recognized when they were paid.

The Company adopted the provisions set forth in SEC Staff Accounting Bulletin No. 92, "Accounting and Disclosures Related to Loss Contingencies" ("SAB 92") in the first quarter of 1994. SAB 92 requires separate presentation of the gross liability for a loss contingency from the related claim for recovery. The Company's primary contingent liabilities relate to environmental actions naming a non-operating subsidiary as a defendant or potentially responsible party. These estimated liabilities heretofore had been shown net of the expected recovery under an indemnity agreement covering substantially all related claims. A more detailed description of these liabilities and the related indemnity agreement referred to above is set forth in Note 14 to the Company's consolidated financial statements for the year ended December 31, 1993. The March 31, 1994 balance sheet reflects the gross estimated unpaid liability of $20 million and the gross estimated recovery of $16 million.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

Operations used $2 million of cash for the three months ended March 31, 1994 versus $4 million for the three months ended March 31, 1993. The decrease in cash used is primarily due to the timing of the interest payments on the 6.8% notes issued the second quarter of 1993 and an increase in income taxes payable. These were offset by a reduction in accounts payable, lower year-over-year depreciation and amortization and an increase in inventory.

INVESTING ACTIVITIES

Capital expenditures were $15 million for the first three months of 1994, compared to $13 million for the comparable period in 1993. The Company expects to continue to invest in capital expenditures to broaden manufacturing improvement programs and implement new technologies. Management believes that cash provided from operations and available funds under existing credit facilities will be sufficient to fund interest payments and capital expenditures for the foreseeable future.

FINANCING ACTIVITIES

During the three months ended March 31, 1994, the Company increased borrowings by $11 million compared to reductions in borrowing of $7 million for the comparable 1993 period. Also, the Company realized, for cash flow purposes, $10 million of tax benefits related to stock option exercises in the first quarter of 1993.

                                           RELIANCE ELECTRIC COMPANY
                                                   EXHIBIT A
                        COMPUTATION OF NET EARNINGS PER EQUIVALENT SHARE OF COMMON STOCK
                                (Dollars in millions, except per share amounts)
                                             (Shares in thousands)
==========================================================================================================================
                                                      ==
Three Months Ended March 31,                                1994                      1993
- - ---------------------------                                 ----                      ----
Weighted average number of common
 shares outstanding.....................                    41,298                   41,052

Add:  Net shares issuable pursuant to
       conversion of Class C Common
       Stock into Class A Common Stock
       on a one share to 2.708 shares
       basis............................                     8,967                    8,967
      Weighted average of nonqualified
       stock options....................                       462                      779
                                                            ------                   ------

Weighted average equivalent shares of
 common stock outstanding...............                    50,727                   50,798
                                                            ======                   ======


Earnings before cumulative effect of
 accounting change for computation of
 net earnings per equivalent share of
 common stock...........................                     $  13                    $  12

Cumulative effect of accounting change..                        (2)                      -0-
                                                              ----                     ----

Net earnings available for common stock.                     $  11                    $  12
                                                              ====                     ====

Net earnings per equivalent share of
 common stock:

Earnings before cumulative effect of
 accounting change......................                     $ .26                    $ .23
Cumulative effect of accounting change..                      (.05)                      -0-
                                                              ----                     ----
Net earnings ...........................                     $ .21                    $ .23
                                                              ====                     ====

                           RELIANCE ELECTRIC COMPANY

                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings.

                 No material changes have occurred in any of the pending legal proceedings that were discussed in the Annual Report on Form 10-K for the year ended December 31, 1993. These proceedings are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Reliance Electric Company
                                   ---------------------------
                                             (Registrant)



Dated: May 9, 1994                  /s/    J. A. Guseilo
       ------------                ----------------------------------------
                                   J. A. Guseilo
                                   Vice President and Controller (Duly
                                   Authorized and Principal
                                   Accounting Officer)