Form 10-Q
period 1994-06-30
RELIANCE ELECTRIC CO/DE
filed 1994-07-28
CIK 814331

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1994

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission File Number 1-10404

                          RELIANCE ELECTRIC COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     34-1538687
- - -------------------------------                     -------------------
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                6065 Parkland Blvd., Cleveland, OH  44124-6106
             ---------------------------------------------------
             (Address of principal executive offices) (Zip code)

                                (216) 266-5800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                            ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                         Outstanding at June 30, 1994
- - ------------------------------------          ----------------------------
Class A Common Stock, $.01 par value                  32,894,189 shares
Class B Common Stock, $.01 par value                   3,161,032 shares
Class C Common Stock, $.01 par value                   5,250,000 shares

                          RELIANCE ELECTRIC COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
               (Dollars in millions, except per share amounts)
============================================================================

Three Months Ended June 30,                                           1994                 1993
- - ---------------------------                                           ----                 ----
Net Sales
   Industrial.........................                              $ 314                $ 302
   Telecommunications.................                                114                  112
   Eliminations.......................                                 -0-                  (1)
                                                                     ----                 ----
      Total                                                           428                  413

Costs and Expenses:
 Cost of Sales
    Industrial.........................                               234                  231
    Telecommunications.................                                83                   84
    Eliminations.......................                                -0-                  (1)
                                                                     ----                 ----
       Total                                                          317                  314

 Selling, general and administrative...                                72                   69

 Restructure...........................                                -0-                   4

 Other expense, net....................                                 2                   -0-
                                                                     ----                 ----
Earnings Before Interest and Taxes.....                                37                   26
Interest expense.......................                                 6                    7
                                                                     ----                 ----
Earnings Before Taxes..................                                31                   19
Provision for income taxes.............                                14                   10
                                                                     ----                 ----

Earnings Before Extraordinary Items....                                17                    9
Extraordinary Items....................                                -0-                  (7)
                                                                     ----                 ----
Net Earnings ..........................                             $  17                $   2
                                                                     ====                 ====


Net earnings per equivalent share of
 common stock (Exhibit A):

Earnings before extraordinary items....                             $ .33                $ .19
Extraordinary items....................                                -0-                (.14)
                                                                     ----                 ----
Net earnings ..........................                             $ .33                $ .05
                                                                     ====                 ====

 Weighted average equivalent shares of
  common stock outstanding (in thousands) (A)                      50,733               50,739
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

                           RELIANCE ELECTRIC COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                (Dollars in millions, except per share amounts)
============================================================================

Six Months Ended June 30,                                             1994                 1993
- - -------------------------                                             ----                 ----
Net Sales
   Industrial.........................                              $ 609                $ 589
   Telecommunications.................                                223                  214
   Eliminations.......................                                 (1)                  (2)
                                                                     ----                 ----
      Total                                                           831                  801

Costs and Expenses:
 Cost of Sales
    Industrial.........................                               456                  446
    Telecommunications.................                               163                  162
    Eliminations.......................                                (1)                  (2)
                                                                     ----                 ----
       Total                                                          618                  606

 Selling, general and administrative...                               142                  135

 Restructure...........................                                -0-                   4

 Other expense, net....................                                 3                    2
                                                                     ----                 ----
Earnings Before Interest and Taxes.....                                68                   54
Interest expense.......................                                12                   14
                                                                     ----                 ----
Earnings Before Taxes..................                                56                   40
Provision for income taxes.............                                26                   19
                                                                     ----                 ----

Earnings Before Extraordinary Items
 and Cumulative effect of Accounting
 Change................................                                30                   21
Extraordinary Items....................                                -0-                  (7)
Cumulative effect of accounting change
 (net of income tax effect)............                                (2)                  -0-
                                                                     ----                 ----

Net Earnings ..........................                             $  28                $  14
                                                                     ====                 ====

Net earnings per equivalent share of
 common stock (Exhibit A):

Earnings before extraordinary items
 and cumulative effect of accounting
 change................................                             $ .59                $ .42
Extraordinary items....................                                -0-                (.14)
Cumulative effect of accounting change.                              (.05)                  -0-
                                                                     ----                 ----
Net earnings ..........................                             $ .54                $ .28
                                                                     ====                 ====

 Weighted average equivalent shares of
  common stock outstanding (in thousands) (A)                      50,729               50,733
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

                          RELIANCE ELECTRIC COMPANY
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
============================================================================

              Assets                                       June 30, 1994      December 31, 1993
                                                           -------------      -----------------
Cash and cash equivalents....................               $   37                 $   41
Accounts receivable, net.....................                  242                    217
Inventories..................................                  353                    328
Other........................................                   24                     29
                                                             -----                  -----
   Total Current Assets......................                  656                    615

Goodwill, net................................                  206                    209
Investments and other........................                   87                     73

Property, plant and equipment................                  655                    625
 Less accumulated depreciation...............                 (347)                  (327)
                                                             -----                  -----
                                                               308                    298

                                                             -----                  -----
   Total Assets..............................               $1,257                 $1,195
                                                             =====                  =====


   Liabilities and Stockholders' Equity

Notes payable and current maturities of
 long-term debt..............................               $   -0-                $   -0-
Accounts payable.............................                   74                     78
Other........................................                  188                    186
                                                             -----                  -----
   Total Current Liabilities.................                  262                    264

Long-term debt...............................                  361                    351
Other........................................                  224                    199

Stockholders' equity
 Common stock (convertible, $.01 par value):
  Class A, 32,894 and 32,865 shares issued at
   June 30, 1994 and December 31, 1993,
   respectively..............................                  339                    339
  Class B, 3,161 and 3,180 shares issued at
   June 30, 1994 and December 31, 1993,
   respectively..............................                    1                      1
  Class C, 5,250 shares issued...............                    4                      4
  Retained earnings..........................                   65                     37
  Other stockholders' equity.................                    1                     -0-
                                                              ----                  -----

   Total Stockholders' Equity................                  410                    381
                                                             -----                  -----
   Total Liabilities and Stockholders' Equity               $1,257                 $1,195
                                                            ======                  =====


Commitments and contingencies (Part II., Item 1)

The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in millions)
============================================================================


Six Months Ended June 30,                                     1994      1993
- - -------------------------                                     ----      ----
CASH PROVIDED FROM OPERATIONS
 Net Earnings ..........................................     $ 28    $ 14
 Adjustments to reconcile to net cash
  provided from operations:
   Extraordinary items..................................       -0-      7
   Cumulative effect of accounting change...............        2      -0-
   Depreciation and amortization........................       22      32
   Provision for deferred income taxes..................        1      (4)
   Changes in operating assets and liabilities:
    Accounts receivable.................................      (25)    (21)
    Inventories.........................................      (25)    (21)
    Accounts payable....................................       (4)     -0-
    Income taxes payable................................        1      (2)
    Advances from customers.............................       -0-     -0-
   Other................................................       17      16
                                                              ---     ---
Net Cash Provided from Operations.......................       17      21


CASH PROVIDED FROM INVESTING ACTIVITIES
 Capital expenditures...................................      (31)    (30)
 Other..................................................       -0-     (1)
                                                              ---     ---
Net Cash Provided from Investing Activities.............      (31)    (31)


CASH PROVIDED FROM FINANCING ACTIVITIES
 Proceeds from issuance of 6.8% Notes Due April 15, 2003       -0-    149
 Net proceeds/payments on New Credit Facility...........       44     200
 Net proceeds/payments from money market lines of credit      (34)     -0-
 Net proceeds/payments on term loan.....................       -0-   (364)
 Proceeds from Revolving Credit Facility................       -0-     71
 Payments on Revolving Credit Facility..................       -0-    (71)
 Tax benefit from option exercises......................       -0-     11
                                                              ---     ---
Net Cash Provided from Financing Activities.............       10      (4)
                                                              ---     ---

Net Increase (Decrease) in Cash and Cash
 Equivalents............................................       (4)    (14)
Cash and Cash Equivalents at January 1..................       41      32
                                                              ---     ---
Cash and Cash Equivalents at June 30...................      $ 37    $ 18
                                                              ===     ===


The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All information as of and for the three months
                  ended June 30, 1994 and 1993 is unaudited)
======================================================================
1.       Basis of Presentation of Financial Statements

         The data as of June 30, 1994 and for the three months and six months ended June 30, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of financial position and results of operations. The statements, which do not include all information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.       Inventories

         Inventories consist of:
                                  June 30, 1994      December 31, 1993
                                  -------------      -----------------
                                        (Dollars in millions)
         [S]                               [C]                 [C]
         Raw materials............         $ 98                 $104
         Work in process..........           91                   68
         Finished goods...........           76                   68
                                             --                  ---
         Total (approximates
          replacement cost).......          265                  240
         Difference to LIFO.......           88                   88
                                            ---                  ---
         LIFO.....................         $353                 $328
                                            ===                  ===



3.       Supplemental Information to the Consolidated Statement of Cash Flows

         Cash interest paid during the six months ended June 30, 1994 and 1993 was $10 million and $9 million, respectively. The increase in interest paid was due to the timing of interest payments on the 6.8% Notes issued during the second quarter of 1993. The Company also paid $23 million and $14 million of income taxes during the six months ended June 30, 1994 and 1993, respectively. The increase in cash taxes paid is primarily attributable to higher earnings. In addition, 1993 cash taxes paid were lower due to the benefits associated with stock option exercises in late 1992.

4.       Adoption of Accounting Pronouncements

         The Company adopted Statement of Financial Standards No. 112 - "Employers' Accounting for Postemployment Benefits" in the first quarter of 1994. The Company also adopted the provisions set forth in SEC Staff Accounting Bulletin No. 92, "Accounting and Disclosures Related to Loss Contingencies" in the first quarter of 1994. See Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the impact of adopting these accounting pronouncements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION

                              OPERATING RESULTS

Industrial segment sales were $314 million and $609 million for the three and six month periods ended June 30, 1994, versus $302 and $589 million for the comparable 1993 periods. For the quarter, strong sales of mechanical power transmission products, transformers and motion control products offset a small decline in overall electrical equipment sales. Within the electrical equipment business, strength in motors and generators was not enough to offset the continuing shift away from large, engineered projects to more distributed power, both domestically and in Europe. Favorable currency exchange rates accounted for approximately $2 million of the year-to-date sales increase within the Industrial segment.

For the six months ended June 30, 1994, all businesses except transformers had year-over-year sales increases, with a modest increase in overall electrical equipment sales and robust increases in mechanical and motion control products. The decline in transformer sales reflects lower 1992 and early 1993 bookings and the timing of finished product shipments. For the electrical equipment business, the year-to-date sales pattern follows the quarterly results with worldwide weakness in large, engineered drive systems projects offsetting strength in the other product lines. Most of the sales increases are attributable to the general economic recovery, except for motion control products which have had strong new business activity, particularly overseas. First quarter 1994 price increases in portions of the electrical equipment and mechanical power transmission products business also contributed to the increased sales.

Telecommunications segment net sales were $114 and $223 million for the three and six months ended June 30, 1994 versus $112 and $214 million for the corresponding 1993 periods For both the quarter and the half year ended June 30, 1994 domestic sales increases, particularly for newer products, more than offset some weakness in Canada and Mexico. Backlog also increased during the quarter.

The Industrial segment gross profit margins of 25.5% and 25.1% for the three and six months ended June 30, 1994, respectively, compare favorably with the margins of 23.5% and 24.3% for the corresponding 1993 periods. For the quarter, all business units had improved margins, primarily because costs increased at a lower rate than volume increased. Restructure actions announced during 1993 are also beginning to contribute to increased margins. On a year-to-date basis, margins for mechanical power transmission and motion control products have improved, whereas the second quarter improvements in electrical equipment and transformer margins were not enough to offset lower first quarter margins.

The Telecommunications segment gross profit margins of 27.2% and 26.9% for the three month and six month periods ended June 30, 1994 compared with 25.0% and 24.3% for the comparable 1993 periods. Lower plant spending and favorable product mix contributed to the margin increase on both a quarterly and a year-to-date basis.

Consolidated selling, general and administrative ("SG&A") expenses were 16.8% and 17.1% of net sales for the three and six month periods ended June 30, 1994 versus 16.7% and 16.9% for the same periods of 1993. For the quarter ended June 30, 1994, actual SG&A spending within the Industrial segment has increased marginally and has decreased as a percentage of sales due to general cost containment measures and restructure actions. On a year-to-date basis, Industrial segment SG&A spending is essentially flat in dollar terms and is down as a percentage of sales.

In the Telecommunications segment, second quarter 1994 SG&A spending has increased by $2 million over the second quarter of 1993 and, on a year-to-date basis, 1994 spending increased by $6 million over 1993. This increase is largely for continuing research and development spending, and for additional sales/marketing expenses to increase penetration in selected markets and expand coverage into the emerging broadband markets.

The restructuring actions initiated during the second and fourth quarters of 1993 within the Industrial segment have provided nearly a $4 million cost reduction for the first six months of 1994 as their impact increased in the quarter ended June 30, 1994. This amount should increase as the year progresses. The restructuring action announced by the Telecommunications segment in the fourth quarter of 1993, primarily a plant closure, was completed at the end of the second quarter of 1994.

Interest expense decreased by $1 million in the second quarter of 1994 compared to the first quarter of 1993 and by $2 million on a year-to-date basis. This is primarily due to the refinancing in the second quarter of 1993 which resulted in a lower effective interest rate.

The worldwide effective tax rates were 45.8% and 49.7% for the quarters ended June 30, 1994 and 1993, respectively, versus the U.S. statutory rate of 35% for 1994 and 34% in 1993. During the first six months of 1994 and 1993 the effective tax rates were 46.2% and 46.9% versus the U.S. statutory rates of 35% for 1994 and 34% for 1993. The effective tax rates were higher than the statutory rate primarily due to permanent differences between book and taxable income and the effects of state, local and non-U.S. taxes. The permanent differences result from charges which are not deductible for income tax purposes, primarily goodwill. Due to the fixed amount of permanent differences between book and taxable income, higher earnings before taxes result in a relatively lower tax rate, even after taking the increase in the U.S. statutory rate into account.

During the second quarter of 1993, the Company recognized a $7 million extraordinary charge, net of a related tax benefit of $4 million, in connection with refinancing activities carried out during that period. This charge was due primarily to the accelerated amortization of issuance fees and interest rate swaps related to a previous credit facility.

The Company adopted Statement of Financial Standards No. 112 - "Employers' Accounting for Postemployment Benefits" in the first quarter of 1994. The Company also adopted the provisions set forth in SEC Staff Accounting Bulletin No. 92, "Accounting and Disclosures Related to Loss Contingencies" in the first quarter of 1994. See Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the impact of adopting these accounting pronouncements.

                       LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

Operations generated $17 million of cash for the six months ended June 30, 1994 versus $21 million for the six months ended June 30, 1993. The decrease in cash generation is primarily due to increased inventory, which supports higher production levels and acts as a hedge against anticipated shortages, and increased accounts receivable balances, which results from higher sales and a slowdown of receivable turnover. Programs have been implemented to manage inventory levels more closely, where appropriate, and inventory levels are expected to decreases in the third and fourth quarters. Year-over-year depreciation is lower as assets acquired at the Company's formation become fully depreciated.

INVESTING ACTIVITIES

Capital expenditures were $31 million for the first six months of 1994, compared to $30 million for the comparable period in 1993. The Company expects to continue to invest in capital expenditures to broaden manufacturing improvement programs and implement new technologies. Management believes that cash provided from operations and available funds under existing credit facilities will be sufficient to fund interest payments and capital expenditures for the foreseeable future. Capital expenditures are expected to accelerate in the second half of 1994.

FINANCING ACTIVITIES

During the three months ended June 30, 1994, the Company increased borrowing by $10 million compared to reductions in borrowing of $15 million for the comparable 1993 period. Also, the Company realized, for cash flow purposes, $11 million of tax benefits related to stock option exercises in the first half of 1993.

                          RELIANCE ELECTRIC COMPANY
                                  EXHIBIT A
       COMPUTATION OF NET EARNINGS PER EQUIVALENT SHARE OF COMMON STOCK
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
============================================================================

Three Months Ended June 30,                                   1994                     1993
- - --------------------------                                    ----                     ----
Weighted average number of common
 shares outstanding.....................                    41,304                   41,205

Add:  Net shares issuable pursuant to
       conversion of Class C Common
       Stock into Class A Common Stock
       on a one share to 2.708 shares
       basis............................                     8,967                    8,967
      Weighted average of nonqualified
       stock options....................                       462                      567
                                                            ------                   ------

Weighted average equivalent shares of
 common stock outstanding...............                    50,733                   50,739
                                                            ======                   ======



Earnings before extraordinary items for
 computation of net earnings per
 equivalent share of common stock.......                     $  17                    $   9

Extraordinary items.....................                        -0-                      (7)
                                                              ----                     ----

Net earnings available for common stock.                     $  17                    $   2
                                                              ====                     ====


Net earnings per equivalent share of
 common stock:

Earnings before extraordinary items ....                     $ .33                    $ .19
Extraordinary items.....................                        -0-                    (.14)
Net earnings ...........................                     $ .33                    $ .05
                                                              ====                     ====

                          RELIANCE ELECTRIC COMPANY
                                  EXHIBIT A
       COMPUTATION OF NET EARNINGS PER EQUIVALENT SHARE OF COMMON STOCK
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
============================================================================

Six Months Ended June 30,                                     1994                    1993
- - ------------------------                                      ----                    ----
Weighted average number of common
 shares outstanding.....................                    41,301                   41,129

Add:  Net shares issuable pursuant to
       conversion of Class C Common
       Stock into Class A Common Stock
       on a one share to 2.708 shares
       basis............................                     8,967                    8,967
      Weighted average of nonqualified
       stock options....................                       461                      637
                                                            ------                   ------

Weighted average equivalent shares of
 common stock outstanding...............                    50,729                   50,733
                                                            ======                   ======


Earnings before extraordinary items and
 cumulative effect of accounting change
 for computation of net earnings per
 equivalent share of common stock.......                     $  30                    $  21

Extraordinary items.....................                        -0-                      (7)

Cumulative effect of accounting change..                        (2)                      -0-
                                                              ----                     ----

Net earnings available for common stock.                     $  28                    $  14
                                                              ====                     ====

Net earnings per equivalent share of
 common stock:

Earnings before extraordinary items and
 cumulative effect of accounting
 change.................................                     $ .59                    $ .42
Extraordinary items.....................                        -0-                    (.14)
Cumulative effect of accounting change..                      (.05)                      -0-
                                                              ----                     ----
Net earnings ...........................                     $ .54                    $ .28
                                                              ====                     ====

                          RELIANCE ELECTRIC COMPANY

                          PART II: OTHER INFORMATION

Item 1.          Legal Proceedings.

                 No material changes have occurred in any of the pending legal proceedings that were discussed in the Annual Report on Form 10-K for the year ended December 31, 1993 or in Part II, Item 1 of Form 10-Q for the period ended March 31, 1994. These proceedings are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 The annual meeting of stockholders of the Company was held on April 21, 1994. The following matters were voted on at the meeting:

                 1. Election of E. Mandell deWindt, Anthony C. Howkins, John C. Morley, H. Virgil Sherrill, Alfred M. Rankin, and Dudley P. Sheffler as Directors of the Company. The nominees were elected with the following vote:

                   E. Mandell deWindt           Anthony C. Howkins
                   ------------------           ------------------
                   For    27,685,589            For    27,740,999
                   Withheld   91,747            Withheld   36,337

                   John C. Morley               H. Virgil Sherrill
                   --------------               ------------------
                   For    27,682,589            For    27,734,439
                   Withheld   94,747            Withheld   42,897

                   Alfred M. Rankin             Dudley P. Sheffler
                   ----------------             ------------------
                   For    27,738,439            For    27,685,649
                   Withheld   38,897            Withheld   91,687

                 2. Ratification of the appointment of Price Waterhouse as the Company's independent accountants for the fiscal year ending December 31, 1994. This proposal was approved with the following vote:

                        For         27,715,319
                        Against         31,396
                        Abstain         30,621
                        Broker Non-Votes     0

                 3. Proposal to approve and adopt the 1994 Reliance Electric Company Executive Stock Option Plan. This proposal was approved with the following vote:

                        For         26,401,691
                        Against      1,252,047
                        Abstain        123,598
                        Broker Non-Votes     0

                 4. Proposal to approve and adopt the 1994 Reliance Electric Company Outside Directors Stock Option Plan. This proposal was approved with the following vote:

                        For         26,135,952
                        Against      1,520,093
                        Abstain        121,291
                        Broker No-Votes      0

                 5. Proposal to approve and adopt the 1994 Reliance Electric Company Executive Long Term Incentive Plan. This proposal was approved with the following vote:

                        For         26,707,565
                        Against        963,114
                        Abstain        106,657
                        Broker Non-Votes     0


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Reliance Electric Company
                                  -------------------------
                                        (Registrant)

Dated: July 28, 1994
       --------------            ----------------------------------------
                                 J. A. Guseilo
                                 Vice President and Controller
                                 (Duly Authorized and Principal
                                 Accounting Officer)