Form 10-Q
period 1994-09-30
RELIANCE ELECTRIC CO/DE
filed 1994-11-14
CIK 814331

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1994

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission File Number 1-10404

                          RELIANCE ELECTRIC COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                          34-1538687
- -------------------------------                        ------------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                6065 Parkland Blvd., Cleveland, OH 44124-6106
- -------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip code)

                                 (216) 266-5800
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                         Outstanding at October 31, 1994
- ------------------------------------          -------------------------------
Class A Common Stock, $.01 par value                  32,935,714 shares
Class B Common Stock, $.01 par value                   3,161,032 shares
Class C Common Stock, $.01 par value                   5,250,000 shares

                           RELIANCE ELECTRIC COMPANY
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                (Dollars in millions, except per share amounts)
                             (Shares in thousands)
==============================================================================

Three Months Ended September 30,                 1994                 1993
- --------------------------------                 ----                 ----
Net Sales
   Industrial.........................          $ 335                $ 287
   Telecommunications.................            115                  116
   Eliminations.......................             (1)                  (1)
                                                 ----                 ----
      Total                                       449                  402

Costs and Expenses:
 Cost of Sales
    Industrial.........................           248                  224
    Telecommunications.................            86                   87
    Eliminations.......................            (1)                  (1)
                                                 ----                 ----
       Total                                      333                  310

 Selling, general and administrative...            71                   67

 Other expense, net....................             1                    1
                                                 ----                 ----

Earnings Before Interest and Taxes.....            44                   24

Interest expense.......................             6                    6
                                                 ----                 ----

Earnings Before Taxes..................            38                   18

Provision for income taxes.............            17                    8
                                                 ----                 ----

Net Earnings ..........................         $  21                $  10
                                                 ====                 ====


Net earnings per equivalent share of
 common stock (Exhibit 1):

Net earnings ..........................         $ .41                $ .19
                                                 ====                 ====

 Weighted average equivalent shares of
  common stock outstanding (A)                 50,960               50,732
                                               ======               ======

- ----------

(A) Weighted average equivalent share amounts give effect to the conversion of each share of Class C Common Stock into 2.708 shares of Class A Common Stock, as well as the exercise of nonqualified stock options when the effect of such exercise is dilutive.

The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
==============================================================================

Nine Months Ended September 30,                  1994                 1993
- -------------------------------                  ----                 ----
Net Sales
   Industrial.........................          $  944               $  876
   Telecommunications.................             338                  330
   Eliminations.......................              (2)                  (3)
                                                 -----                -----
      Total                                      1,280                1,203

Costs and Expenses:
 Cost of Sales
    Industrial.........................            704                  670
    Telecommunications.................            249                  249
    Eliminations.......................             (2)                  (3)
                                                 -----                -----
       Total                                       951                  916

 Selling, general and administrative...            213                  202

 Restructure...........................             -0-                   4

 Other expense, net....................              4                    3
                                                 -----                -----
Earnings Before Interest and Taxes.....            112                   78
Interest expense.......................             18                   20
                                                 -----                -----
Earnings Before Taxes..................             94                   58
Provision for income taxes.............             43                   27
                                                 -----                -----

Earnings Before Extraordinary Items
 and Cumulative effect of Accounting
 Change................................             51                   31
Extraordinary Items....................             -0-                  (7)
Cumulative effect of accounting change
 (net of income tax effect)............             (2)                  -0-
                                                 -----                -----

Net Earnings ..........................          $  49                $  24
                                                 =====                =====

Net earnings per equivalent share of
 common stock (Exhibit 1):

Earnings before extraordinary items
 and cumulative effect of accounting
 change................................          $1.01                $ .61
Extraordinary items....................             -0-                (.14)
Cumulative effect of accounting change.           (.05)                  -0-
                                                 -----                -----
Net earnings ..........................          $ .96                $ .47
                                                 =====                =====

 Weighted average equivalent shares of
  common stock outstanding (A)                  50,956               50,698
                                                ======               ======

- ----------
(A)      Weighted average equivalent share amounts give effect to the conversion of each share of Class C Common Stock into 2.708 shares of
         Class A Common Stock, as well as the exercise of nonqualified stock options when the effect of such exercise is dilutive.

The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
==============================================================================
              Assets                         September 30, 1994    December 31, 1993
                                             ------------------    -----------------
Cash and cash equivalents....................       $   30              $   41
Accounts receivable, net.....................          254                 217
Inventories..................................          353                 328
Other........................................           24                  29
                                                    ------              ------
   Total Current Assets......................          661                 615

Goodwill, net................................          204                 209
Investments and other........................           87                  73

Property, plant and equipment................          667                 625
 Less accumulated depreciation...............         (353)               (327)
                                                    ------              ------
                                                       314                 298
                                                    ------              ------
   Total Assets..............................       $1,266              $1,195
                                                    ======              ======


   Liabilities and Stockholders' Equity

Notes payable and current maturities of
 long-term debt..............................       $   -0-             $   -0-
Accounts payable.............................           72                  78
Other........................................          203                 186
                                                    ------              ------
   Total Current Liabilities.................          275                 264

Long-term debt...............................          332                 351
Other........................................          225                 199

Stockholders' equity
 Common stock (convertible, $.01 par value):
  Class A, 32,962 and 32,865 shares issued at
   September 30, 1994 and December 31, 1993,
   respectively..............................          339                 339
  Class B, 3,161 and 3,180 shares issued at
   September 30, 1994 and December 31, 1993,
   respectively..............................            1                   1
  Class C, 5,250 shares issued...............            4                   4
  Retained earnings..........................           86                  37
  Other stockholders' equity.................            4                  -0-
                                                    ------              ------

   Total Stockholders' Equity................          434                 381
                                                    ------              ------
   Total Liabilities and Stockholders' Equity       $1,266              $1,195
                                                    ======              ======

Commitments and contingencies (Part II., Item 1)

The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (Dollars in millions)
===============================================================================

Nine Months Ended September 30,                              1994      1993
- -------------------------------                              ----      ----
CASH PROVIDED FROM OPERATIONS
 Net Earnings ..........................................     $ 49      $ 24
 Adjustments to reconcile to net cash
  provided from operations:
   Extraordinary items..................................       -0-        7
   Cumulative effect of accounting change...............        2        -0-
   Depreciation and amortization........................       35        47
   Provision for deferred income taxes..................        4        (9)
   Changes in operating assets and liabilities:
    Accounts receivable.................................      (37)      (22)
    Inventories.........................................      (25)      (12)
    Accounts payable....................................       (6)       (8)
    Income taxes payable................................        8        (1)
    Advances from customers.............................        4         3
   Other................................................       19        13
                                                             ----      ----
Net Cash Provided from Operations.......................       53        42


CASH PROVIDED FROM INVESTING ACTIVITIES
 Capital expenditures...................................      (46)      (46)
 Other..................................................       -0-       -0-
                                                             ----      ----
Net Cash Provided from Investing Activities.............      (46)      (46)


CASH PROVIDED FROM FINANCING ACTIVITIES
 Proceeds from issuance of 6.8% Notes Due April 15, 2003       -0-      149
 Net proceeds/payments on New Credit Facility...........       18       127
 Net proceeds/payments from money market lines of credit      (37)       69
 Net proceeds/payments on term loan.....................       -0-     (364)
 Proceeds from Revolving Credit Facility................       -0-       71
 Payments on Revolving Credit Facility..................       -0-      (71)
 Tax benefit from option exercises......................       -0-       11
 Other..................................................        1         3
                                                             ----      ----
Net Cash Provided from Financing Activities.............      (18)       (5)
                                                             ----      ----

Net Increase (Decrease) in Cash and Cash
 Equivalents............................................      (11)       (9)
Cash and Cash Equivalents at January 1..................       41        32
                                                             ----      ----
Cash and Cash Equivalents at September 30...............     $ 30      $ 23
                                                             ====      ====

The accompanying notes are an integral part of these financial statements.

                          RELIANCE ELECTRIC COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All information as of and for the three months
               ended September 30, 1994 and 1993 is unaudited)
     ======================================================================
1.       Basis of Presentation of Financial Statements

         The data as of September 30, 1994 and for the three months and nine months ended September 30, 1994 and 1993 are unaudited and, in the opinion of management, include all adjustments (which are normal and recurring in nature) necessary for a fair presentation of financial position and results of operations. The statements, which do not include all information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.       Inventories

         Inventories consist of:

                                  September 30, 1994      December 31, 1993
                                  ------------------      -----------------
                                           (Dollars in millions)
         Raw materials............         $100                 $104
         Work in process..........           89                   68
         Finished goods...........           77                   68
                                            ---                  ---
         Total (approximates
          replacement cost).......          266                  240
         Difference to LIFO.......           87                   88
                                            ---                  ---
         LIFO.....................         $353                 $328
                                            ===                  ===



3.       Supplemental Information to the Consolidated Statement of Cash Flows

         Cash interest paid was $13 million for the nine months ended September 30, 1994, which equalled the $13 million cash interest paid for the comparable period of 1993. The Company also paid $32 million and $27 million of income taxes during the nine months ended September 30, 1994 and 1993, respectively. The increase in cash taxes paid is primarily attributable to higher earnings. In addition, 1993 cash taxes paid were lower due to the benefits of credits associated with stock option exercises in late 1992.

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

5.       Other Event

         On August 30, 1994 the Company announced that the boards of directors of Reliance Electric Company and General Signal Corporation had agreed to merge the two companies, subject to the approval of the shareholders of both Reliance Electric and General Signal, and the fulfillment of certain customary conditions including obtaining the approval of appropriate regulatory agencies. Under the terms of the merger agreement, Reliance Class A common stockholders would receive .739 shares of General Signal Corporation stock for each share of Reliance Electric Company Class A stock and an equivalent number of shares for convertible shares.

6.       Subsequent Event

         On October 21, 1994 Rockwell International Corporation commenced an all-cash tender offer for all shares of Reliance Electric Company at a price of $30 per share of Class A common stock and an equivalent price for convertible shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              OPERATING RESULTS

Industrial segment sales increased to $335 million and $944 million for the three and nine month periods ended September 30, 1994, from $287 and $876 million for the comparable 1993 periods. For the quarter, all businesses contributed to the increase, with improvements in transformer sales and in the large, engineered drive systems portion of the electrical equipment business being made off weak prior year comparisons. The continued strengthening of the
U. S. economy and broad-based demand benefited all businesses. In addition, mechanical power transmission products increased market share in some areas, and motion control products benefited from new products and new markets. Within the electrical equipment business, weakness persisted in Europe. Favorable currency translation rates accounted for approximately $5 million of the year-to-date sales increase within the Industrial segment. Backlog was essentially flat for the quarter.

For the nine months ended September 30, 1994, all businesses except transformers showed sales increases versus the comparable period in 1993, with most of the 1994 year-to-date increase in overall electrical equipment sales occurring in the third quarter. Transformer sales were flat in comparison with 1993. For the electrical equipment business, the year-to-date sales pattern generally parallels the quarterly results except for reduced sales of large, engineered drive systems projects, which partially offset strength in the standard product lines. Most of the sales increases are attributable to the general economic recovery, except for motion control products which have had strong new business activity, particularly overseas, and mechanical power transmission products which have increased market share in some areas. First quarter 1994 price increases in portions of the electrical equipment and mechanical power transmission products business also contributed to the increased sales levels.

Telecommunications segment net sales were $115 and $338 million for the three and nine months ended September 30, 1994 versus $116 and $330 million for the corresponding 1993 periods. For 1994's third quarter the slight sales decrease is primarily due to a strong prior year comparison; during the third quarter of 1993 certain back-ordered parts became available from a supplier and backlog was drawn down. On a year-to-date basis, domestic sales increases, particularly for newer products, more than offset some weakness in Canada and Mexico. Backlog increased slightly during the quarter.

The Industrial segment gross profit margins of 26.0% and 25.4% for the three and nine months ended September 30, 1994, respectively, compare favorably with the margins of 22.0% and 23.5% for the corresponding 1993 periods. For the quarter, all business units had improved margins, as margins rebounded from the weak third quarter of 1993 for electrical equipment, transformers and motion control products. Margins increased for mechanical power transmission products partially due to higher sales prices. Also, costs increased at a lower rate than volume increased. Restructure actions announced during 1993 are also beginning to contribute to increased margins. On a year-to-date basis, margins are up for all businesses except transformers. Transformer margins have suffered due primarily to price, as the 1993 period includes sales which were booked at the peak of the market in 1991/1992.

The Telecommunications segment gross profit margins of 25.2% and 26.3% for the three month and nine month periods ended September 30, 1994 compared with

25.0% and 24.5% for the comparable 1993 periods. Increased plant utilization, lower plant spending and favorable product mix, partially offset by higher material and plant administration costs, contributed to the margin increase on a year-to-date basis.

Consolidated selling, general and administrative ("SG&A") expenses were 15.8% and 16.6% of net sales for the three and nine month periods ended September 30, 1994 versus 16.7% and 16.8% for the same periods of 1993. For the quarter ended September 30, 1994, actual SG&A spending within the Industrial segment has increased marginally and has decreased as a percentage of sales due to general cost containment measures and restructure actions. On a year-to-date basis, Industrial segment SG&A spending is essentially flat in dollar terms and is down as a percentage of sales.

In the Telecommunications segment, third quarter 1994 SG&A spending has increased by $2 million over the third quarter of 1993 and, on a year-to-date basis, 1994 spending increased by $8 million over 1993. This increase is largely for research and development spending, and for additional sales/marketing expenses to increase penetration in selected markets. Research and development expenses should level off and then begin to decline in future periods as a more customer-specific program is implemented.

The restructuring actions initiated during the second and fourth quarters of 1993 within the Industrial segment have provided almost a $7 million cost reduction for the first nine months of 1994 as their impact increased in the quarter ended September 30, 1994. This amount should increase slightly in the fourth quarter. The 1993 restructuring charges totalled $11 million and represented charges for workforce reductions, closure of satellite manufacturing/service facilities and consolidation of business processes. The significant components of the restructure charge related to employee severance costs ($6 million), non-cash provisions for the write-down of assets to be sold ($2 million) and provisions for lease termination payments and other provisions ($3 million). Approximately $9 million of the $11 million restructure charge represents cash payments, of which $3 million has been expended through September 30, 1994. The remaining $6 million will be paid through 1996 as a result of making severance payments to certain employees on a monthly basis.

The restructuring action announced by the Telecommunications segment in the fourth quarter of 1993 was completed at the end of the second quarter of 1994. Cost savings associated with the restructuring should begin in the fourth quarter as anticipated productivity improvements begin to take effect. The restructure charge of approximately $5 million was related to the closure of a redundant manufacturing facility. The amount consists of involuntary severance costs ($2 million), the write-down of assets to be sold, principally a building ($2 million), and $1 million of other costs. Approximately $2 million of the $5 million restructure charge represents cash costs, all of which were expended by September 30, 1994.

Interest expense is flat at $6 million in the third quarter of 1994 compared to the third quarter of 1993. On a year-to-date basis, 1994 interest expense is down $2 million compared to the same period of 1993, primarily as a result of the refinancing which occurred in the second quarter of 1993 and resulted in a lower effective interest rate.

The worldwide effective tax rates were 45.3% and 46.6% for the quarters ended September 30, 1994 and 1993, respectively, versus the U.S. statutory rate of 35% for 1994 and 34% in 1993. During the first nine months of 1994 and 1993 the effective tax rates were 45.8% and 46.8% versus the U.S. statutory rates of 35% for 1994 and 34% for 1993. The effective tax rates were higher than the statutory rate primarily due to permanent differences between book and taxable income and the effects of state, local and non-U.S. taxes. The permanent differences result from charges which are not deductible for income tax purposes, primarily goodwill. Due to the fixed amount of permanent differences between book and taxable income, higher earnings before taxes result in a relatively lower tax rate, even after taking the increase in the U.S. statutory rate into account.

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




                       LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

Operations generated $53 million of cash for the nine months ended September 30, 1994 versus $42 million for the nine months ended September 30, 1993. The increase in cash generation is primarily due to increased earnings, offset by increases in inventory to support higher production levels and an increased accounts receivable balance, resulting from higher sales. Programs have been implemented to manage inventory levels more closely, where appropriate, and inventory levels are expected to decrease in the fourth quarter. Year-over-year depreciation is lower as assets acquired at the Company's formation become fully depreciated. The year-over-year change in deferred taxes is the result of decreased bases differences in fixed assets and utilization of restructure reserves.

INVESTING ACTIVITIES

Capital expenditures were $46 million in the first nine months of both 1994 and 1993. The Company expects to continue to fund capital expenditures to broaden manufacturing improvement programs and implement new technologies. Management believes that cash provided from operations and available funds under existing credit facilities will be sufficient to fund capital expenditures for the foreseeable future. Capital expenditures are expected to accelerate somewhat in the fourth quarter.

FINANCING ACTIVITIES

The Company reduced borrowings by $19 million during the nine months ended September 30, 1994, which equalled the reduction for the comparable 1993 period. Also, during the first nine months of 1993 the Company realized, for cash flow purposes, $11 million of tax benefits related to stock option exercises. During the quarter ended September 30, 1994 bank credit agreements were renegotiated to reduce the interest spread on certain borrowings and to reduce facility fees on available credit. The Company maintains interest rate swap agreements to reduce the impact of potential interest rate increases. Present swap agreements have remaining lives of one to three years and cover a notional principal amount of $150 million.

OTHER EVENTS

On August 30, 1994 the Company announced that the boards of directors of Reliance Electric Company and General Signal Corporation had agreed to merge the two companies, subject to the approval of the shareholders of both Reliance Electric and General Signal, and the fulfillment of certain customary conditions including obtaining the approval of appropriate regulatory agencies. Under the terms of the merger agreement, Reliance Class A common stockholders would receive .739 shares of General Signal Corporation stock for each share of Reliance Electric Company Class A stock and an equivalent number of shares for convertible shares.

On October 21, 1994 Rockwell International Corporation commenced an all-cash tender offer for all shares of Reliance Electric Company at a price of $30 per share of Class A common stock and an equivalent price for convertible shares.

                          RELIANCE ELECTRIC COMPANY
                                  EXHIBIT 1
       COMPUTATION OF NET EARNINGS PER EQUIVALENT SHARE OF COMMON STOCK
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
=============================================================================

Three Months Ended September 30,              1994            1993
- -------------------------------               ----            ----
Weighted average number of common
 shares outstanding.....................     41,316          41,251

Add:  Net shares issuable pursuant to
       conversion of Class C Common
       Stock into Class A Common Stock
       on a one share to 2.708 shares
       basis............................      8,967           8,967
      Weighted average of nonqualified
       stock options....................        677             514
                                             ------          ------

Weighted average equivalent shares of
 common stock outstanding...............     50,960          50,732
                                             ======          ======



Earnings for computation of net earnings
  per equivalent share of common stock..      $  21           $  10


Net earnings available for common stock.      $  21           $  10
                                               ====            ====


Net earnings per equivalent share of
 common stock:

Net earnings ...........................      $ .41           $ .19
                                               ====            ====

                          RELIANCE ELECTRIC COMPANY
                                  EXHIBIT 1
       COMPUTATION OF NET EARNINGS PER EQUIVALENT SHARE OF COMMON STOCK
               (Dollars in millions, except per share amounts)
                            (Shares in thousands)
==============================================================================

Nine Months Ended September 30,                  1994                1993
- ------------------------------                   ----                ----
Weighted average number of common
 shares outstanding.....................        41,306              41,170

Add:  Net shares issuable pursuant to
       conversion of Class C Common
       Stock into Class A Common Stock
       on a one share to 2.708 shares
       basis............................         8,967               8,967
      Weighted average of nonqualified
       stock options....................           683                 561
                                                ------              ------

Weighted average equivalent shares of
 common stock outstanding...............        50,956              50,698
                                                ======              ======


Earnings before extraordinary items and
 cumulative effect of accounting change
 for computation of net earnings per
 equivalent share of common stock.......         $  51               $  31

Extraordinary items.....................            -0-                 (7)

Cumulative effect of accounting change..            (2)                 -0-
                                                ------              ------

Net earnings available for common stock.         $  49               $  24
                                                ======              ======

Net earnings per equivalent share of
 common stock:

Earnings before extraordinary items and
 cumulative effect of accounting
 change.................................         $1.01               $ .61

Extraordinary items.....................            -0-               (.14)

Cumulative effect of accounting change..          (.05)                 -0-
                                                ------              ------

Net earnings ...........................         $ .96               $ .47
                                                ======              ======

                           RELIANCE ELECTRIC COMPANY

                           PART II: OTHER INFORMATION

Item 1.          Legal Proceedings.

                 No material changes have occurred in any of the pending legal proceedings that were discussed in the Annual Report on Form 10-K for the year ended December 31, 1993 or in Part II, Item 1 of Form 10-Q for the period ended June 30, 1994. These proceedings are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Item 2.          Changes in Securities.

                 On August 29, 1994, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding Class A Share, Class B Share and Class C Share to purchase one one-hundredth of a share of a new Series A, Series B or Series C Preferred Stock, respectively. The distribution was paid on September 15, 1994 to stockholders of record on that date. Each Right entitles the registered holder of Class A or Class B Shares to purchase from the Company one one-hundredth of a share of Series A or Series B Preferred stock, respectively, at an exercise price of $60.00, subject to adjustment, and the registered holder of Class C shares, to purchase from the Company one one-hundredth of a share of Series C Preferred Stock at an exercise price of $162.48, subject to adjustment.

                 At its meeting on November 1, 1994, the Board of Directors of the Company resolved that the Distribution Date shall not occur until the earlier of the date on which an Acquiring Person (as defined by the Rights Agreement) becomes such, and such date as may be determined by action of the Board of Directors of the Company prior to the time any person or Group becomes an acquiring person.

Item 5.          Other Information.

                 On October 21, 1994, a complaint entitled Nancy S. Friedman, IRA v. Morley, C.A. No. 13823 (the "Friedman Complaint") and a complaint entitled Keim v. Morley, C.A. No. 13827 (the "Keim Complaint") were each filed in the Court of Chancery of the State of Delaware in and for New Castle County. The Friedman Complaint and the Keim Complaint both alleged, among other things, that the directors of the Company had breached their fiduciary responsibilities to the stockholders of the Company by (i) depriving the stockholders of the Company of the opportunity to obtain the best available price for their Shares, (ii) attempting to entrench themselves in management positions and prevent a fair auction of the Company and (iii) prior to announcing the proposed Reliance-General Signal Merger, failing to undertake an adequate evaluation of the Company's worth as a potential merger or acquisition candidate.

Item 6.          Exhibits and Reports on Form 8-K.

                 Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Reliance Electric Company
                                        -------------------------
                                               (Registrant)



Dated: November 14, 1994               /s/    J. A. Guseilo
       -------------------             ----------------------------------------
                                       J. A. Guseilo
                                       Vice President and Controller
                                       (Duly Authorized and Principal
                                       Accounting Officer)